Form 10-K
period 1995-12-31
DSI REALTY INCOME FUND VIII
filed 1996-04-01
CIK 743366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1995. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from ____________ to ______________.

Commission File No. 2-90168.

DSI REALTY  INCOME FUND VIII, a California  Limited  Partnership
(Exact name of registrant as specified in governing instruments)

_________California___________________________33-0050204_____
(State of other jurisdiction of               (I.R.S. Employer
incorporation or organization                 identification
                                              number

         37O1 Long Beach Boulevard, Long Beach, California 9O8O7
         (Address of principal executive offices)     (Zip Code)

Registrants telephone number, including area code-(213)595-7711

Securities registered pursuant to Section 12(b) of the Act: none.

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interests
                        (Class of Securities Registered)

Indicate by check mark, whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 9O days. Yes_X____. No______.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

The Registrant is a limited partnership and there is no voting stock. All units of limited partnership sold to date are owned by non-affiliates of the registrant. All such units were sold at $5OO.OO per unit.

                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 1995, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 1995, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 1995, incorporated by reference to Form 10-K, Part III.

                                     PART I

Item l.  BUSINESS

     Registrant, DSI Realty Income Fund VIII (the "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership (hereinafter referred to as "Agreement") dated November 28, 1983, as amended and restated to November 1, 1985. The General Partners are DSI Properties, Inc., a California corporation, Diversified Investors Agency, a general partnership, whose current partners are Robert J. Conway and Joseph W. Conway, brothers. The General Partners are affiliates of Diversified Securities, Inc., a wholly-owned subsidiary of DSI Financial, Inc. The General Partners provide similar services to other partnerships. Through its public offering of Limited Partnership Units, Registrant sold twenty-four thousand (24,000) units of limited partnership interests aggregating Twelve Million Dollars ($12,000,000). The General Partners have retained a one percent (l%) interest in all profits, losses and distributions (subject to certain conditions) without making any capital contribution to the Partnership. The General Partners are not required to make any capital contributions to the Partnership in the future. Registrant is engaged in the business of investing in and operating mini-storage facilities with the primary objectives of generating, for its partners, cash flow, capital appreciation of its properties, and obtaining federal income tax deductions so that during the early years of operations, all or a portion of such distributable cash may not represent taxable income to its partners. Funds obtained by Registrant during the public offering period of its units were used to acquire five mini-storage facilities and a thirty percent (30%) interest in a joint venture with DSI Realty Income Fund IX, an affiliated California limited partnership, owning a sixth mini-storage facility. Registrant does not intend to sell additional limited partnership units. The term of the Partnership is fifty years but it is anticipated that Registrant will sell and/or refinance its properties prior to the termination of the Partnership. The Partnership is intended to be self-liquidating and it is not intended that proceeds from the sale or refinancing of its operating properties will be reinvested. Registrant has no full time employees but shares one or more employees with other publicly-held limited partnerships sponsored by the General Partners. The General Partners are vested with authority as to the general management and supervision of the business and affairs of Registrant. Limited Partners have no right to participate in the management or conduct of such business and affairs. An independent management company has been retained to provide day-to-day management services with respect to all of the Partnership's investment properties.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 1995 and December 31, 1994 were as follows:

Location of Property       Average Occupancy         Average Occupancy
                           Level for the              Level for the
                           Year Ended                 Year Ended
                           Dec. 31, 1995              Dec. 31, 1994

El Centro, CA                   82%                        73%

Lompoc, CA                      91%                        91%

Pittsburg, CA                   85%                        87%

Stockton, CA                    84%                        85%

Huntington Beach, CA            86%                        85%

Aurora, CO*                     89%                        83%
- ----------
*The Partnership owns a 30% fee interest in this facility.

     The business in which the Partnership is engaged is highly competitive. Each of its mini-storage facilities is located in or near a major urban area, and accordingly, competes with a significant number of individuals and organizations with respect to both the purchase and sale of its properties and rental of units. Generally, Registrant's business is not affected by the change in seasons.

Item 2.  PROPERTIES

     Registrant owns a fee interest in five mini-storage facilities and a thirty percent (30%) interest in a joint venture with DSI Realty Income Fund IX, an affiliated California limited partnership, owning a sixth mini-storage facility, none of which are subject to long-term indebtedness. Additional information is set forth in Registrant's letter to its Limited Partners regarding the Annual Report, attached hereto as Exhibit 2, and incorporated by this reference. The following table sets forth information as of December 31, 1995 regarding properties owned by the Partnership.

Location          Size of     Net Rentable     No. of            Completion
                  Parcel      Area             Rental Units      Date

Stockton, CA      2.88 acres  48,017           560                2/11/85

Pittsburg, CA     1.91 acres  30,483           383                6/01/85

El Centro, CA     1.42 acres  24,818           276                4/01/85

Huntington
Beach, CA         3.28 acres  62,192           601                6/14/85

Lompoc, CA        2.24 acres  47,472           438                2/28/85

Aurora, CO*       4.6 acres   86,676           887                9/05/85
- ----------
*The Partnership has a 30% fee interest in this facility. DSI Realty Income Fund IX, a California Limited Partnership, (an affiliated partnership) owns a 70% fee interest in this facility.

Item 3.  LEGAL PROCEEDINGS

     Registrant is not a party to any material pending legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 24,000 limited partnership units during its offering and currently has 957 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $11.25 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1995 and $10.62 per quarter for the year ended December 31, 1994. It is Registrant's expectations that distributions will continue to be paid in the future.

Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31, 1995,  1994,  1993, 1992, AND 1991.
         --------------------------------------------------------------------
                     1995        1994          1993          1992        1991
                     ----        ----          ----          ----        ----

REVENUES          $1,636,156   $1,604,279   $1,590,386   $1,527,667   $1,455,524

COSTS AND
EXPENSES           1,196,068    1,169,399    1,157,938    1,123,453    1,113,426

EQUITY IN
EARNINGS OF
REAL ESTATE
JOINT
VENTURE              116,421       93,634       89,210       62,063       49,287
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $  556,509   $  528,514   $  521,658   $  466,277   $  391,385
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $5,245,858   $5,785,750   $6,270,148   $6,664,785   $7,056,887
                  ==========   ==========   ==========   ==========   ==========

NET CASH
PROVIDED
BY OPERATING
ACTIVITIES        $1,136,519   $  937,601   $1,060,688   $  976,982   $  814,471
                  ==========   ==========   ==========   ==========   ==========

CASH
DISTRIBUTIONS
PER $500
LIMITED
PARTNERSHIP
UNIT              $    45.00   $    42.50   $    40.00   $    35.00   $    35.00
                  ==========   ==========   ==========   ==========   ==========

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    22.96   $    21.80   $    21.52   $    19.23   $    16.14
                  ==========   ==========   ==========   ==========   ==========

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

1995 COMPARED TO 1994

     Total revenues increased from $1,604,279 in 1994 to $1,636,156 in 1995, while total expenses increased from $1,169,399 to $1,196,068 and income from the real estate joint venture increased from $93,634 to $116,421. As a result, net income increased from $528,514 in 1994 to $556,509 in 1995. The slight increase in rental revenues is due to higher occupancy levels partially offset by lower unit rental rates. Average occupancy levels for the Partnership's five mini-storage facilities increased from 84.2% for the year ended December 31, 1994, to 85.6% for the year ended December 31, 1995. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. The approximate $11,000 (2.5%) increase in operating expenses was primarily due to an increase in maintenance and repair and office expenses partially offset by a decrease in yellow page advertising costs. General and administrative expenses remained relatively constant. The General Partners' incentive management fee increased approximately $6,000 (5.8%) as a result of an increase in cash available for distribution on which this fee is based. The increase in income from the real estate joint venture was the result of higher occupancy and unit rental rates. Average occupancy of the joint venture was 89% in 1995 compared to 83% in 1994.

1994 COMPARED TO 1993

     Total revenues increased from $1,590,386 in 1993 to $1,604,279 in 1994, while total expenses increased from $1,157,938 to $1,169,399 and income from the real estate joint venture increased from $89,210 to $93,634. As a result, net income increased from $521,658 in 1993 to $528,514 in 1994. The slight increase in rental revenues is due to higher unit rental rates which are offset to some extent by a slightly lower average occupancy level. Average occupancy levels for the Partnership's five mini-storage facilities decreased from 85.6% for the year ended December 31, 1993, to 84.2% for the year ended December 31, 1994. The Partnership continued to increase rental rates where market conditions made such increases feasible. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses remained stable. The approximate $7,000 (4.6%) increase in general and administrative expenses can be attributed primarily to higher professional fees. The General Partners' incentive management fee increased approximately $4,000 (4.0%) as a result of an increase in cash available for distribution on which this fee is based. The increase in income from the real estate joint venture was the result of higher unit rental rates partially offset by a lower average occupancy percentage experienced by the joint venture's mini-storage facility. Average occupancy of the joint venture was 83% in 1994 compared to 91% in 1993.

                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased approximately $199,000 (21.2%) in 1995 compared to 1994, primarily due to an increase in net income and a reduction in receivables. Net cash provided by operating activities decreased approximately $123,000 (11.6%) in 1994 compared to 1993.

     Cash used in financing activities, as set forth in the statements of cash flows, has been limited to distributions paid to the partners. The General Partners determined that effective with the third quarter 1994 distribution which was paid on October 15, 1994, distributions to the limited partners would be increased to an amount which yields 9% annual return on the capital contributed by the limited partners from an annual return of 8% paid in the prior year.

     Cash used in investing activities, as set forth in the statements of cash flows, has consisted solely of acquisitions of equipment for the Partnership's mini storage properties. The Partnership has no material commitments for capital expenditures.

     The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet its needs for the next twelve months.

     The General Partners are not aware of any environmental problems which could have a material adverse effect upon the financial position of the Partnership.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Attached hereto as Exhibit l is the information required to be set forth as
Item 8, Part II hereof.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Diversified Investors Agency. As of December 31, 1995, Messrs. Robert J. Conway and Joseph
W. Conway, each of whom own approximately 41.63% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 62 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 66 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 72 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1995, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

     (a) No annuity, pension or retirement benefits are proposed to be paid by Registrant to any of the General Partners or to any officer or director of the corporate General Partner;

     (b) No standard or other arrangement exists by which directors of the Registrant are compensated;

     (c) The Registrant has not granted any option to purchase any of its securities; and

     (d) The Registrant has no plan, nor does the Registrant presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 1995, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1995, attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 1995, together with the reports of its independent auditors, Deloitte & Touche LLP. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 1995.

     (b) No reports on Form 8K were filed during the fiscal year ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VIII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 28, 1996
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 28, 1996
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VIII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________               Dated:  March 28, 1996
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director



By___________________________               Dated:  March 28, 1996
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)

                           DSI REALTY INCOME FUND VIII

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1995, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.

                                    EXHIBIT l
DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 1995
- --------------------------------------------------------------------------------

                         1995        1994        1993        1992        1991

REVENUES              $1,636,156  $1,604,279  $1,590,386  $1,527,667  $1,455,524

COSTS AND EXPENSES    $1,196,068   1,169,399   1,157,938   1,123,453   1,113,426

EQUITY IN EARNINGS
 OF REAL ESTATE
 JOINT VENTURE           116,421      93,634      89,210      62,063      49,287
                      ----------  ----------  ----------  ----------  ----------
NET INCOME            $  556,509  $  528,514  $  521,658  $  466,277  $  391,385
                      ==========  ==========  ==========  ==========  ==========
TOTAL ASSETS          $5,245,858  $5,785,750  $6,270,148  $6,664,785  $7,056,887
                      ==========  ==========  ==========  ==========  ==========
NET CASH PROVIDED BY
OPERATING ACTIVITIES  $1,136,519  $  937,601  $1,060,688  $  976,982  $  814,471
                      ==========  ==========  ==========  ==========  ==========
CASH DISTRIBUTIONS
PER $500 LIMITED
PARTNERSHIP UNIT      $    45.00  $    42.50  $    40.00  $    35.00  $    35.00
                      ==========  ==========  ==========  ==========  ==========
NET INCOME PER
LIMITED
PARTNERSHIP UNIT      $    22.96  $    21.80  $    21.52  $    19.23  $    16.14
                      ==========  ==========  ==========  ==========  ==========



The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 1995.


                                                      Operating        Partners'
                                                        Results         Equity

Per financial statements                             $   556,509    $ 4,635,650
Excess tax depreciation                                  144,635        924,452
Accrued property taxes                                      13,459      143,545
Deferred rental revenues                                                266,768
Accrued incentive management fees                                        80,713
Acquisition costs capitalized for tax purposes                            2,080
Accrued distributions to partners                           (6,000)      41,918
Other                                                                   272,728
                                                     -----------    -----------
Per Partnership income tax return                    $   708,603    $ 6,367,854
                                                     ===========    ===========
Net taxable income per $500 limited
partnership unit                                     $     29.53
                                                     ===========

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

FINANCIAL STATEMENTS:

    Independent Auditors' Report                                             F-1

    Balance Sheets at December 31, 1995 and 1994                             F-2

    Statements of Income for the Three
        Years Ended December 31, 1995                                        F-3

    Statements of Changes in Partners' Equity for
        the Three Years Ended December 31, 1995                              F-4

    Statements of Cash Flows for the Three Years
        Ended December 31, 1995                                              F-5

    Notes to Financial Statements                                            F-6


SUPPLEMENTAL SCHEDULE:

    Independent Auditors' Report                                             F-9

    Schedule XI - Real Estate and Accumulated Depreciation                  F-10


SCHEDULES OMITTED:

Financial statements and schedules not listed above are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements named above, or in the notes thereto.

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund VIII:

We have audited the accompanying balance sheets of DSI Realty Income Fund VIII, a California Real Estate Limited Partnership (the "Partnership") as of December 31, 1995 and 1994, and the related statements of income, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VIII at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


January 31, 1996

DELOITTE & TOUCHE
LONG BEACH, CALIFORNIA

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------


ASSETS                                                  1995             1994

CASH AND CASH EQUIVALENTS                           $   445,657      $   424,960

PROPERTY, At cost (net of accumulated
depreciation of $5,061,631
in 1995 and $4,582,064 in 1994)
(Notes 1, 2 and 3)                                    4,318,209        4,772,863

INVESTMENT IN REAL ESTATE
JOINT VENTURE
(Notes 1,2, and 6)                                      417,666          466,245

RECEIVABLE FROM GENERAL
PARTNERS (Note 4)                                                        100,000

OTHER ASSETS (Note 5)                                    64,326           21,682
                                                    -----------      -----------
TOTAL                                               $ 5,245,858      $ 5,785,750
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Distribution due to partners                        $   272,727      $   272,727
Incentive management fee payable to
general partners (Note 4)                               279,255          272,715
Property management fees payable (Note 1)                 6,308            7,380
Customer deposits and other liabilities                  51,918           62,878
                                                    -----------      -----------
Total liabilities                                       610,208          615,700
                                                    -----------      -----------
PARTNERS' EQUITY (Notes 1 and 4):
General partners                                        (61,424)        (56,080)
Limited partners (24,000 limited
partnership units outstanding
at December 31, 1995 and 1994)                        4,697,074        5,226,130
                                                   ------------      -----------
Total partners' equity                                4,635,650        5,170,050
                                                   ------------      -----------
TOTAL                                               $ 5,245,858      $ 5,785,750
                                                   ============      ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 1995
- --------------------------------------------------------------------------------


                                               1995         1994         1993

REVENUES:
Rental revenues                             $1,619,839   $1,592,249   $1,583,788
Interest income                                 16,317       12,030        6,598
                                            ----------   ----------   ----------
Total revenues                               1,636,156    1,604,279    1,590,386
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation (Note 2)                         479,566      469,134      469,134
 Operating expenses (Note 1)                   450,010      438,840      438,704
 General and administrative                    157,203      158,088      150,766
 General partners' incentive
  management fee (Note 4)                      109,289      103,337       99,334
                                            ----------   ----------   ----------
Total expenses                               1,196,068    1,169,399    1,157,938
                                            ----------   ----------   ----------

INCOME BEFORE EQUITY IN
INCOME OF REAL ESTATE
JOINT VENTURE                                  440,088      434,880      432,448

EQUITY IN INCOME OF
REAL ESTATE JOINT
VENTURE (Notes 1,2 and 6)                      116,421       93,634       89,210
                                            __________   __________   _________

NET INCOME                                  $  556,509   $  528,514   $  521,658
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $  550,944   $  523,229   $  516,441
General partners                                 5,565        5,285        5,217
                                            ----------   ----------   ----------
TOTAL                                       $  556,509   $  528,514   $  521,658
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    22.96   $    21.80   $    21.52
                                            ==========   ==========   ==========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1995
- --------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total

BALANCE AT JANUARY 1, 1993             ($46,582)    $ 6,166,460     $ 6,119,878

 Net income                               5,217         516,441         521,658

 Distributions (Note 4)                  (9,697)       (960,000)       (969,697)
                                        -------      ----------      ----------
BALANCE AT DECEMBER 31, 1993            (51,062)      5,722,901       5,671,839

 Net income                               5,285         523,229         528,514

 Distributions (Note 4)                 (10,303)     (1,020,000)     (1,030,303)
                                        -------      ----------      -----------
BALANCE AT DECEMBER 31, 1994            (56,080)      5,226,130       5,170,050

 Net income                               5,565         550,944         556,509

 Distributions (Note 4)                 (10,909)     (1,080,000)     (1,090,909)
                                        -------     -----------     -----------
BALANCE AT DECEMBER 31, 1995           ($61,424)    $ 4,697,074     $ 4,635,650
                                        =======     ===========     ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1995
- --------------------------------------------------------------------------------


                                            1995          1994          1993

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers            $ 1,619,839   $ 1,592,249   $ 1,583,789
Cash paid to suppliers and employees       (664,637)     (811,644)     (665,706)
Cash received from real
  estate joint venture                      165,000       144,966       136,007
Interest received                            16,317        12,030        6,598
                                       -----------   -----------   ------------
  Net cash provided by operating
  activities                              1,136,519       937,601     1,060,688

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                (1,090,909)   (1,000,000)     (939,394)

CASH FLOWS FROM INVESTING ACTIVITIES -
Purchase of property                        (24,913)       (5,510)       (4,347)
                                        -----------   -----------   ------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                             20,697       (67,909)      116,947

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        424,960       492,869       375,922
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   445,657   $   424,960   $   492,869
                                        ===========   ===========   ============
RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income                              $   556,509   $   528,514   $   521,658
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization               479,566       469,134       469,134
Equity in earnings of real
estate joint venture                       (116,421)      (93,634)      (89,210)
Distributions from real
estate joint venture                        165,000       144,964       136,007
Changes in assets and liabilities:
 Receivable from general partners           100,000      (100,000)
 Other assets                               (42,643)        1,535
 Incentive management fee payable to
  general partners                            6,540       (19,727)       17,624
 Property management fees payable            (1,072)         (146)        1,501
 Customer deposits and other
  liabilities                               (10,960)        6,961         3,974
                                        -----------   -----------   ------------
NET CASH PROVIDED BY OPERATING
ACTIVITIES                              $ 1,136,519   $   937,601   $ 1,060,688
                                        ===========   ===========   ============

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 1995


1.   GENERAL

     DSI Realty Income Fund VIII, a California Real Estate Limited Partnership (the "Partnership"), has two general partners (DSI Properties, Inc. and Diversified Investors Agency) and limited partners owning 24,000 limited partnership units, which were purchased for $500 a unit. The general partners have made no capital contribution to the Partnership and are not required to make any capital contribution in the future. The Partnership has a maximum life of 50 years and was formed on April 23, 1984 under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

     The Partnership owns five mini-storage facilities located in Stockton, Pittsburgh, El Centro, Huntington Beach, and Lompoc, California. The Partnership has also entered into a joint venture with DSI Realty Income Fund IX through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado (see Note 6).

     All facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner. The mini-storage facilities are operated for the Partnership by Dahn under various agreements which are subject to renewal annually. Under the terms of the agreements, the Partnership is required to pay Dahn a property management fee equal to 6% of gross revenue from operations, as defined.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents - The Partnership classifies its short-term investments purchased with an original maturity of three months or less as cash equivalents.

     Property and Depreciation - Property is recorded at cost and is comprised primarily of mini-storage facilities. Depreciation is provided for using the straight-line method over an estimated useful life of 15 years.

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership taxable income or loss.

     Investment in Real Estate Joint Venture - The Partnership accounts for its 30% interest in the Aurora, Colorado facility using the equity method of accounting (see Note 6).

     Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year (24,000 in 1995, 1994 and 1993).

     Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Partnership's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   PROPERTY

     As of December 31, 1995 and 1994, the total cost of property and accumulated depreciation are as follows:

                                                  1995                1994
       Land                                   $ 2,305,310        $ 2,305,310
       Buildings and improvements               7,074,530          7,049,617
                                              -----------        -----------

       Total                                    9,379,840          9,354,927
       Less accumulated depreciation           (5,061,631)        (4,582,064)
                                              -----------         ----------

       Property, net                          $ 4,318,209         $ 4,772,863
                                              ===========         ===========

4.   ALLOCATION OF PROFITS AND LOSSES

     Under the Agreement of Limited Partnership, the general partners are to be allocated 1% of the net profits or losses from operations and the limited partners are to be allocated the balance of the net profits or losses from operations in proportion to their limited partnership interests. The general partners are also entitled to receive a percentage, based on a predetermined formula, of any cash distribution from the sale, other disposition, or refinancing of a real estate project.

     In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to 9% per annum of the cash available for distribution, as defined. Payment of incentive management fees earned by the general partners during the years 1986 through 1988 is subordinated to the limited partners' receipt of an annual cumulative, noncompounded return equal to 9.1% of their capital contributions. Incentive management fee payable to general partners at December 31, 1995 and 1994 is $279,255 and $272,715, respectively.

     In December 1994, subordinated incentive management fees in the amount of $100,000 were distributed to the general partners in error. The amount, which reflected as receivable from general partners in the 1994 financial statements, was repaid in full on February 27, 1995, with interest at a rate of approximately 5%.

5.   OTHER ASSETS

     In September 1995, the Huntington Beach mini-storage facility was damaged by fire. Only 30 of the 601 units were effected. A claim for $43,600 has been filed with the facility's insurance company and is included in other assets at December 31, 1995. It is anticipated that 100% of the reconstruction costs, less the deductible, will be reimbursed.

6.   INVESTMENT IN REAL ESTATE JOINT VENTURE

     The Partnership is involved in a joint venture (the Buckley Road facility) which owns a mini-storage facility in Aurora, Colorado. Under the terms of the joint venture agreement, the Partnership is entitled to 30% of the profits and losses of the venture and owns 30% of the mini-storage as a tenant in common with DSI Realty Income Fund IX ("Fund IX"), which has the remaining 70% interest in the venture. The agreemnet specifies that DSI Properties, Inc. (a general partner in both the Partnership and Fund IX) shall make all decisions relating to the activities of the joint venture and the management of the property. Summarized financial information of the Buckley Road facility is as follows:

                                                  1995             1994
ASSETS:
 Cash                                         $    15,199      $     9,673

 Property:
  Land                                            586,500          586,500
  Building                                      2,565,446        2,561,859
                                              -----------      -----------
  Total                                         3,151,946        3,148,359
  Less accumulated depreciation                (1,752,566)      (1,582,962)
                                              -----------      -----------
  Property - net                                1,399,380        1,565,397
                                              -----------      -----------
 Other assets                                       8,995            8,995
                                              -----------      -----------

TOTAL                                         $ 1,423,574      $ 1,584,065
                                              ===========      ===========

LIABILITIES AND PARTNERS' EQUITY
 Liabilities                                       28,124           26,685
 Partner's equity                               1,395,450        1,557,380
                                              -----------      -----------
TOTAL                                         $ 1,423,574      $ 1,584,065
                                              ===========      ===========

                                     1995           1994         1993

INCOME STATEMENT DATA:
 Rental revenues                   $707,333       $640,098     $633,691
 Less operating expenses            319,264        327,985      336,771
                                   --------       --------     --------
 Net income                        $388,069       $312,113     $296,920
                                   ========       ========     ========

      Property is stated at cost; depreciation is provided for using the straight-line method over the estimated useful life of 15 years.

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund VIII:

We have audited the financial statements of DSI Realty Income Fund VIII (the "Partnership") as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated January 31, 1996; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of DSI Realty Income Fund VIII, listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


January 31, 1996

DELOITTE & TOUCHE
LONG BEACH, CALIFORNIA

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
- --------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross  Amount at Which Carried
                                   Partnership         Acquisition            at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Stockton, CA          None    $371,000  $1,375,823   $14,676         $371,000  $1,390,499  $1,761,499 $1,012,584  01/85 07/84 15 Yrs
Pittsburgh, CA        None     317,550   1,122,032     5,482          317,550   1,127,514   1,445,064    799,571  05/85 11/84 15 Yrs
El Centro, CA         None     163,560     708,710     3,202          163,560     711,912     875,472    508,975  04/85 12/84 15 Yrs
Lompoc, CA            None     277,200   1,524,419     6,303          277,200   1,530,722   1,807,922  1,111,539  02/85 02/85 15 Yrs
Huntington Bch, CA    None   1,176,000   2,306,020     7,863        1,176,000   2,313,883   3,489,883  1,628,962  06/85 02/85 15 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,305,310  $7,037,004  $ 37,526       $2,305,310  $7,074,530 $ 9,379,840 $5,061,631
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance at January 1, 1993             $ 9,345,070     $3,643,797
                 Additions                                  4,347        469,134
                                                      -----------     ----------
               Balance at December 31, 1993             9,349,417      4,112,931
                 Additions                                  5,510        469,134
                                                      -----------     ----------
               Balance at December 31, 1994             9,354,927      4,582,065
                 Additions                                 24,913        479,566
                                                      -----------     ----------
               Balance at December 31, 1995           $ 9,379,840     $5,061,631
                                                      ===========     ==========

The total cost at the end of the period for Federal income tax purposes was approximately $9,437,000.

                                    EXHIBIT 2

                                 March 28, 1996

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                           DSI REALTY INCOME FUND VIII

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 1995 and 1994, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1995 accompanied by an independent auditors' report. The Partnership owns five mini-storage facilities, plus a 30% interest in a sixth mini-storage facility on a joint venture basis with an affiliated Partnership, DSI Realty Income Fund IX, a California Limited Partnership. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 1995 and December 31, 1994 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 1995              Dec. 31, 1994

El Centro, CA                          82%                        73%

Lompoc, CA                             91%                        91%

Pittsburg, CA                          85%                        87%

Stockton, CA                           84%                        85%

Huntington Beach, CA                   86%                        85%

Aurora, CO*                            89%                        83%
- ---------

*The Partnership owns a 30% fee interest in this facility.

     We will keep you informed of the activities of DSI Realty Income Fund VIII as they develop. If you have any questions, please contact us at your convenience at (310) 424-2655.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

                                                     Very truly yours,

                                                     DSI REALTY INCOME FUND VIII
                                                     By:  DSI Properties, Inc.



                                                   By___________________________
                                                     ROBERT J. CONWAY, President