Form 10-K
period 1996-12-31
DSI REALTY INCOME FUND VIII
filed 1997-03-26
CIK 743366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1996. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from ____________ to ______________.

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

Registrants telephone number, including area code-(562)595-7711

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 1996, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 1996, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 1996, incorporated by reference to Form 10-K, Part III.

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

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 1996 and December 31, 1995 were as follows:

Location of Property       Average Occupancy         Average Occupancy
                           Level for the              Level for the
                           Year Ended                 Year Ended
                           Dec. 31, 1996              Dec. 31, 1995

El Centro, CA                   82%                        82%

Lompoc, CA                      84%                        91%

Pittsburg, CA                   86%                        85%

Stockton, CA                    83%                        84%

Huntington Beach, CA            87%                        86%

Aurora, CO*                     82%                        89%
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

Item 2.  PROPERTIES

     Registrant owns a fee interest in five mini-storage facilities and a thirty percent (30%) interest in a joint venture with DSI Realty Income Fund IX, an affiliated California limited partnership, owning a sixth mini-storage facility, none of which are subject to long-term indebtedness. Additional information is set forth in Registrant's letter to its Limited Partners regarding the Annual Report, attached hereto as Exhibit 2, and incorporated by this reference. The following table sets forth information as of December 31, 1996 regarding properties owned by the Partnership.

Location          Size of     Net Rentable     No. of            Completion
                  Parcel      Area             Rental Units      Date

Stockton, CA      2.88 acres  48,017           560                2/11/85

Pittsburg, CA     1.91 acres  30,483           383                6/01/85

El Centro, CA     1.42 acres  24,818           276                4/01/85

Huntington
Beach, CA         3.28 acres  62,192           601                6/14/85

Lompoc, CA        2.24 acres  47,472           438                2/28/85

Aurora, CO*       4.6 acres   86,676           887                9/05/85
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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 24,000 limited partnership units during its offering and currently has 922 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $11.25 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1996 and 1995.
It  is   Registrant's expectations that distributions will continue to be paid in the future.

Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31, 1996, 1995,  1994,  1993, AND 1992
         --------------------------------------------------------------------
                     1996        1995          1994          1993        1992
                     ----        ----          ----          ----        ----

REVENUES          $1,624,001   $1,636,156   $1,604,279   $1,590,386   $1,527,667

COSTS AND
EXPENSES           1,229,425    1,196,068    1,169,399    1,157,938    1,123,453

EQUITY IN
EARNINGS OF
REAL ESTATE
JOINT
VENTURE               82,729      116,421       93,634       89,210       62,063
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $  477,305   $  556,509   $  528,514   $  521,658   $  466,277
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $4,632,052   $5,245,858   $5,785,750   $6,270,148   $6,664,785
                  ==========   ==========   ==========   ==========   ==========

NET CASH
PROVIDED
BY OPERATING
ACTIVITIES        $1,054,462   $1,136,519   $  937,601   $1,060,688   $  976,982
                  ==========   ==========   ==========   ==========   ==========

CASH
DISTRIBUTIONS
PER $500
LIMITED
PARTNERSHIP
UNIT              $    45.00   $    45.00   $    42.50   $    40.00   $    35.00
                  ==========   ==========   ==========   ==========   ==========

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    19.69   $    22.96   $    21.80   $    21.52   $    19.23
                  ==========   ==========   ==========   ==========   ==========

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

1996 COMPARED TO 1995

     Total revenues decreased from $1,636,156 in 1995 to $1,624,001 in 1996, while total expenses increased from $1,196,068 to $1,229,425 and income from the real estate joint venture decreased from $116,421 to $82,729. As a result, net income decreased from $556,509 in 1995 to $477,305 in 1996. The slight decrease in rental revenues is due to lower occupancy levels partially offset by higher unit rental rates. Average occupancy levels for the Partnership's five mini-storage facilities decreased from 85.6% for the year ended December 15, 1995, to 84.4% for the year ended December 31, 1996. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. The approximately $36,800 (8.2%) increase in operating expenses was primarily due to an increase in yellow pages advertising costs, maintenance and repair and salaries and wages partially offset by decreases in office and real estate tax expenses. General and administrative expenses re-mained relatively constant. The General Partners' incentive management fee decreased approximately $8,800 (8.1%) as a result of a decrease in cash available for distribution on which this fee is based. The decrease in income from the real estate joint venture was the result of lower occupancy and unit rental rates as well as an increase in yellow pages advertising costs partially offset by a decrease in maintenance and repair expense. Average occupancy of the joint venture was 82% in 1996 compared to 89% in 1995.

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


                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased approximately $82,100 (7.2%) in 1996 compared to 1995, primarily due to the decrease in net income. Net cash provided by operating activities increased approximately $199,000 (21.2%) in 1995 compared to 1994, primarily due to an increase in net income and a reduction in receivables.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Diversified Investors Agency. As of December 31, 1996, Messrs. Robert J. Conway and Joseph
W. Conway, each of whom own approximately 45.43% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 63 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 67 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 73 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1996, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 1996, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1996, attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 1996, together with the reports of its independent auditors, Deloitte & Touche LLP. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 1996.

     (b) No reports on Form 8K were filed during the fiscal year ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VIII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 28, 1997
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 28, 1997
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VIII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________               Dated:  March 28, 1997
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director



By___________________________               Dated:  March 28, 1997
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)

                           DSI REALTY INCOME FUND VIII

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1996, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.

                                    EXHIBIT l
DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------

                         1996        1995        1994        1993        1992

REVENUES              $1,624,001  $1,636,156  $1,604,279  $1,590,386  $1,527,667

COSTS AND EXPENSES     1,229,425   1,196,068   1,169,399   1,157,938   1,123,453

EQUITY IN EARNINGS
 OF REAL ESTATE
 JOINT VENTURE            82,729     116,421      93,634      89,210      62,063
                      ----------  ----------  ----------  ----------  ----------
NET INCOME            $  477,305  $  556,509  $  528,514  $  521,658  $  466,277
                      ==========  ==========  ==========  ==========  ==========
TOTAL ASSETS          $4,632,052  $5,245,858  $5,785,750  $6,270,148  $6,664,785
                      ==========  ==========  ==========  ==========  ==========
NET CASH PROVIDED BY
OPERATING ACTIVITIES  $1,054,462  $1,136,519  $  937,601  $1,060,688  $  976,982
                      ==========  ==========  ==========  ==========  ==========
CASH DISTRIBUTIONS
PER $500 LIMITED
PARTNERSHIP UNIT      $    45.00  $    45.00  $    42.50  $    40.00  $    35.00
                      ==========  ==========  ==========  ==========  ==========
NET INCOME PER
LIMITED
PARTNERSHIP UNIT      $    19.69  $    22.96  $    21.80  $    21.52  $    19.23
                      ==========  ==========  ==========  ==========  ==========



                                                      Operating        Partners'
                                                        Results         Equity

Per financial statements                             $   477,305    $ 4,022,046
Excess financial statement depreciation                  144,277      1,068,729
Excess tax return income
from real estate joint venture                            15,656        159,201
Accrued incentive management fees                                       266,768
Capitalization of property acquisition costs                             80,713
Fixed asset adjustments                                                   2,080
Recognition of deferred rental revenues                                  41,918
Accrued revenue                                           14,209         14,209
Accrued distributions to partners                                       272,728
                                                     -----------    -----------
Per Partnership income tax return                    $   651,447    $ 5,928,392
                                                     ===========    ===========
Net taxable income per $500 limited
partnership unit                                     $     27.14
                                                     ===========

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

FINANCIAL STATEMENTS:

    Independent Auditors' Report                                             F-1

    Balance Sheets at December 31, 1996 and 1995                             F-2

    Statements of Income for the Three
        Years Ended December 31, 1996                                        F-3

    Statements of Changes in Partners' Equity for
        the Three Years Ended December 31, 1996                              F-4

    Statements of Cash Flows for the Three Years
        Ended December 31, 1996                                              F-5

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

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund VIII:

We have audited the accompanying balance sheets of DSI Realty Income Fund VIII, a California Real Estate Limited Partnership (the "Partnership") as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VIII at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


January 31, 1997

DELOITTE & TOUCHE
LONG BEACH, CALIFORNIA

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------


ASSETS                                                  1996             1995

CASH AND CASH EQUIVALENTS                           $   389,413     $   445,657

PROPERTY, At cost (net of accumulated
depreciation of $5,543,327
in 1996 and $5,061,631 in 1995)
(Notes 1, 2 and 3)                                    3,856,310       4,318,209

INVESTMENT IN REAL ESTATE
JOINT VENTURE
(Notes 1,2, and 6)                                      364,645         417,666

OTHER ASSETS                                             21,684          64,326
                                                    -----------      -----------
TOTAL                                               $ 4,632,052      $ 5,245,858
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Distribution due to partners (Note 4)               $   272,727      $   272,727
Incentive management fee payable to
general partners (Note 4)                               266,769          279,255
Property management fees payable (Note 1)                 6,257            6,308
Customer deposits and other liabilities                  64,253           51,918
                                                    -----------      -----------
Total liabilities                                       610,006          610,208
                                                    -----------      -----------
PARTNERS' EQUITY (Notes 1 and 4):
General partners                                        (67,560)        (61,424)
Limited partners (24,000 limited
partnership units outstanding
at December 31, 1996 and 1995)                        4,089,606       4,697,074
                                                   ------------      -----------
Total partners' equity                                4,022,046       4,635,650
                                                   ------------      -----------
TOTAL                                               $ 4,632,052     $ 5,245,858
                                                   ============      ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------


                                               1996         1995         1994

REVENUES:
Rental revenues                             $1,612,680   $1,619,839   $1,592,249
Interest income                                 11,321       16,317       12,030
                                            ----------   ----------   ----------
Total revenues                               1,624,001    1,636,156    1,604,279
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation (Note 2)                         481,696      479,566      469,134
 Operating expenses (Note 1)                   486,812      450,010      438,840
 General and administrative                    160,403      157,203      158,088
 General partners' incentive
  management fee (Note 4)                      100,514      109,289      103,337
                                            ----------   ----------   ----------
Total expenses                               1,229,425    1,196,068    1,169,399
                                            ----------   ----------   ----------

INCOME BEFORE EQUITY IN
INCOME OF REAL ESTATE
JOINT VENTURE                                  394,576      440,088      434,880

EQUITY IN INCOME OF
REAL ESTATE JOINT
VENTURE (Notes 1,2 and 6)                       82,729      116,421       93,634
                                            __________   __________   _________

NET INCOME                                  $  477,305   $  556,509   $  528,514
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $  472,532   $  550,944   $  523,229
General partners                                 4,773        5,565        5,285
                                            ----------   ----------   ----------
TOTAL                                       $  477,305   $  556,509   $  528,514
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    19.69   $    22.96   $    21.80
                                            ==========   ==========   ==========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total

BALANCE AT JANUARY 1, 1994              (51,062)      5,722,901       5,671,839

 Net income                               5,285         523,229         528,514

 Distributions                          (10,303)     (1,020,000)     (1,030,303)
                                        -------      ----------      -----------
BALANCE AT DECEMBER 31, 1994            (56,080)      5,226,130       5,170,050

 Net income                               5,565         550,944         556,509

 Distributions                          (10,909)     (1,080,000)     (1,090,909)
                                        -------     -----------     -----------
BALANCE AT DECEMBER 31, 1995           ($61,424)    $ 4,697,074     $ 4,635,650

 Net income                               4,773         472,532         477,305

 Distributions                          (10,909)     (1,080,000)     (1,090,909)
                                        --------     -----------     ----------
BALANCE AT DECEMBER 31, 1996           $(67,560)     $4,089,606      $4,022,046
                                        ========     ===========     ==========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------


                                            1996          1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers            $ 1,612,678   $ 1,619,839   $ 1,592,249
Cash paid to suppliers and employees       (705,287)     (664,637)     (811,644)
Cash received from real
  estate joint venture                      135,750       165,000       144,966
Interest received                            11,321        16,317        12,030
                                       -----------   -----------   ------------
  Net cash provided by operating
  activities                              1,054,462     1,136,519       937,601

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                (1,090,909)   (1,090,909)   (1,000,000)

CASH FLOWS FROM INVESTING ACTIVITIES -
Purchase of property                        (19,797)     (24,913)        (5,510)
                                        -----------   -----------   ------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                            (56,244)      20,697        (67,909)

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        445,657      424,960        492,869
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   389,413   $   445,657   $   424,960
                                        ===========   ===========   ============
RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income                              $   477,305   $   556,509   $   528,514
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation                                481,696       479,566       469,134
Equity in earnings of real
estate joint venture                         (82,729)    (116,421)      (93,634)
Distributions from real
estate joint venture                         135,750      165,000       144,964
Changes in assets and liabilities:
 Receivable from general partners                         100,000      (100,000)
 Other assets                                 42,642      (42,643)        1,535
 Incentive management fee payable to
  general partners                           (12,486)       6,540       (19,727)
 Property management fees payable                (51)      (1,072)         (146)
 Customer deposits and other
  liabilities                                 12,335      (10,960)        6,961
                                         -----------   -----------  -----------
NET CASH PROVIDED BY OPERATING
ACTIVITIES                               $1,054,462    $ 1,136,519   $  937,601
                                        ===========   ===========   ============

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 1996


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

     The Partnership has acquired five mini-storage facilities located in Stockton, Pittsburgh, El Centro, Huntington Beach, and Lompoc, California. The Partnership has also entered into a joint venture with DSI Realty Income Fund IX through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado (see Note 6). All facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner. The mini-storage facilities are operated for the Partnership by Dahn under various agreements that are subject to renewal annually. Under the terms of the agreements, the Partnership is required to pay Dahn a property management fee equal to 5% of gross revenue from operations, as defined.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents - The Partnership classifies its short-term investments purchased with an original maturity of three months or less as cash equivalents.

     Property and Depreciation - Property is recorded at cost and is comprised primarily of mini-storage facilities. Depreciation is provided for using the straight-line method over an estimated useful life of 15 years. Building improvements are depreciated over a five year period.

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership taxable income or loss. The net difference between the bases of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes is $1,906,346.

     Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recogniation on a straight line basis. The term of the lease agreements is usually less than one year.

     Investment in Real Estate Joint Venture - The Partnership accounts for its 30% interest in the Aurora, Colorado facility using the equity method of accounting (see Note 6).

     Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year (24,000 in 1996, 1995 and 1994).

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

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
     If the sum of the expected future cash flow is less than the carrying amount of the asset, the Partnership recognizes an impairment loss. As of December 31, 1996, no impairment losses were recognized.

3.   PROPERTY

     As of December 31, 1996 and 1995, the total cost of property and accumulated depreciation are as follows:

                                                  1996                1995
       Land                                   $ 2,305,310        $ 2,305,310
       Buildings and improvements               7,094,327          7,074,530
                                              -----------        -----------

       Total                                    9,399,637          9,379,840
       Less accumulated depreciation           (5,543,327)        (5,061,631)
                                              -----------         ----------

       Property, net                          $ 3,856,310        $ 4,318,209
                                              ===========         ===========

The Partnership received notice from the State of California concerning future plans to widen an interstate next to the Parntership's Stockton, California property. As a result, the State of California will acquire a small portion of the property in 1997. Management expects to be reimbursed for the fair value of the land acquired by the State of California and believes that neither the cash flow from nor the value of the property will be materially impaired.


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

     In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to 9% per annum of the cash available for distribution, as defined. Payment of inventive management fees earned by the general partners during the years 1986 through 1988 in the amount of $272,727 was subordinated to the limited partners' receipt of an annual cumulative, noncompounded return equal to 9.1% of their capital contributions.


5.   INVESTMENT IN REAL ESTATE JOINT VENTURE



     The Partnership is involved in a joint venture (the Buckley Road facility) which owns a mini-storage facility in Aurora, Colorado. Under the terms of the joint venture agreement, the Partnership is entitled to 30% of the profits and losses of the venture and owns 30% of the mini-storage facility as a tenant in common with DSI Realty Income Fund IX ("Fund IX"), which has the remaining 70% interest in the venture. The agreement specifies that DSI Properties, Inc. (a general partner in both the Partnership and Fund IX) shall make all decisions relating to the activities of the joint venture and the management of the property. Summarized financial information of the Buckley Road facility is as follows:


                                                  1996             1995
ASSETS:
 Cash                                          $   14,894      $    15,199

 Property:
  Land                                            586,500          586,500
  Building                                      2,565,446        2,565,446
                                              -----------      -----------
  Total                                         3,151,946        3,151,946
  Less accumulated depreciation                (1,927,930)      (1,752,566)
                                              -----------      -----------
  Property - net                                1,224,016        1,399,380
                                              -----------      -----------
 Other assets                                       8,995            8,995
                                              -----------      -----------

TOTAL                                         $ 1,247,905      $ 1,423,574
                                              ===========      ===========

LIABILITIES AND PARTNERS' EQUITY
 Liabilities                                       29,191           28,124
 Partner's equity                               1,218,714        1,395,450
                                              -----------      -----------
TOTAL                                         $ 1,247,905      $ 1,423,574
                                              ===========      ===========

                                     1996           1995         1994

INCOME STATEMENT DATA:
 Rental revenues                   $620,720       $707,333     $640,098
 Less operating expenses            344,957        319,264      327,985
                                   --------       --------     --------
 Net income                        $275,763       $388,069     $312,113
                                   ========       ========     ========

      Property is stated at cost; depreciation is provided for using the straight-line method over the estimated useful life of 15 years.

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund VIII:

We have audited the financial statements of DSI Realty Income Fund VIII (the "Partnership") as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 31, 1997; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of DSI Realty Income Fund VIII, listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


January 31, 1997

DELOITTE & TOUCHE
LONG BEACH, CALIFORNIA

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross  Amount at Which Carried
                                   Partnership         Acquisition            at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Stockton, CA          None    $371,000  $1,375,823   $14,676         $371,000  $1,390,499  $1,761,499 $1,105,857  01/85 07/84 15 Yrs
Pittsburgh, CA        None     317,550   1,122,032     5,482          317,550   1,127,514   1,445,064    875,925  05/85 11/84 15 Yrs
El Centro, CA         None     163,560     708,710     3,202          163,560     711,912     875,472    557,775  04/85 12/84 15 Yrs
Lompoc, CA            None     277,200   1,524,419     6,303          277,200   1,530,722   1,807,922  1,214,719  02/85 02/85 15 Yrs
Huntington Bch, CA    None   1,176,000   2,306,020    27,660        1,176,000   2,333,680   3,509,680  1,789,049  06/85 02/85 15 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,305,310  $7,037,004  $ 57,323       $2,305,310  $7,094,327 $ 9,399,637 $5,543,325
                            ==========  ==========  ========       ==========  ========== =========== ==========


                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation


               Balance at January 1, 1994               9,349,417      4,112,931
                 Additions                                  5,510        469,134
                                                      -----------     ----------
               Balance at December 31, 1994             9,354,927      4,582,065
                 Additions                                 24,913        479,566
                                                      -----------     ----------
               Balance at December 31, 1995           $ 9,379,840     $5,061,631
                 Additions                                 19,797        481,696
                                                      -----------     ----------
               Balance at December 31, 1996           $ 9,399,637     $5,543,327
                                                      ===========     ==========

The total cost at the end of the period for Federal income tax purposes was approximately $9,437,000.

                                    EXHIBIT 2

                                 March 28, 1997

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                           DSI REALTY INCOME FUND VIII

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1996 accompanied by an independent auditors' report. The Partnership owns five mini-storage facilities, plus a 30% interest in a sixth mini-storage facility on a joint venture basis with an affiliated Partnership, DSI Realty Income Fund IX, a California Limited Partnership. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 1996 and December 31, 1995 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 1996              Dec. 31, 1995

El Centro, CA                          82%                        82%

Lompoc, CA                             84%                        91%

Pittsburg, CA                          85%                        85%

Stockton, CA                           83%                        84%

Huntington Beach, CA                   87%                        86%

Aurora, CO*                            82%                        89%
---------

*The Partnership owns a 30% fee interest in this facility.

     We will keep you informed of the activities of DSI Realty Income Fund VIII as they develop. If you have any questions, please contact us at your convenience at (562) 424-2655.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

                                                     Very truly yours,

                                                     DSI REALTY INCOME FUND VIII
                                                     By:  DSI Properties, Inc.



                                                   By___________________________
                                                     ROBERT J. CONWAY, President