Form 10-K/A
period 1995-12-31
DSI REALTY INCOME FUND VIII
filed 1997-05-14
CIK 743366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K/A

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

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 1995 and December 31, 1994 were as follows:

Location of Property       Average Occupancy         Average Occupancy
                           Level for the              Level for the
                           Year Ended                 Year Ended
                           Dec. 31, 1995              Dec. 31, 1994

El Centro, CA                   82%                        73%

Lompoc, CA                      91%                        91%

Pittsburg, CA                   85%                        87%

Stockton, CA                    84%                        85%

Huntington Beach, CA            86%                        85%

Aurora, CO*                     89%                        83%
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

     Average cash distributions of $11.25 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1995 and $10.62 per quarter for the year ended December 31, 1994. It is the Registrant's expectations that distributions will continue to be paid in the future.

Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31, 1995, 1994,  1993,  1992, AND 1991
         --------------------------------------------------------------------
                     1995        1994          1993          1992        1991
                     ----        ----          ----          ----        ----

REVENUES          $1,636,156   $1,604,279   $1,590,386   $1,527,667  $1,455,524

COSTS AND
EXPENSES           1,196,068    1,169,399    1,157,938    1,123,453   1,113,426

EQUITY IN
EARNINGS OF
REAL ESTATE
JOINT
VENTURE              116,421       93,634       89,210       62,063      49,287
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $  556,509   $  528,514   $  521,658   $  466,277   $ 391,385
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $5,245,858   $5,785,750   $6,270,148   $6,664,785  $7,056,887
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



                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased approximately $199,000 (21.2%) in 1995 compared to 1994, primarily due to the increase in net income and a reduction in receivables. Net cash provided by operating activities decreased approximately $123,000 (11.6%) in 1994 compared to 1993.

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

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.

                                    EXHIBIT l
DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------------

                         1995        1994        1993        1992        1991

REVENUES             $1,636,156  $1,604,279  $1,590,386  $1,527,667  $1,455,524

COSTS AND EXPENSES    1,196,068   1,169,399   1,157,938   1,123,453   1,113,426

EQUITY IN EARNINGS
 OF REAL ESTATE
 JOINT VENTURE          116,421      93,634      89,210      62,063      49,287
                     ----------  ----------  ----------  ----------  ----------
NET INCOME           $  556,509  $  528,514  $  521,658  $  466,277  $  391,385
                     ==========  ==========  ==========  ==========  ==========
TOTAL ASSETS         $5,245,858  $5,785,750  $6,270,148  $6,664,785  $7,056,887
                     ==========  ==========  ==========  ==========  ==========
NET CASH PROVIDED BY
OPERATING ACTIVITIE  $1,136,519  $  937,601  $1,060,688  $  976,982  $  814,471
                     ==========  ==========  ==========  ==========  ==========
CASH DISTRIBUTIONS
PER $500 LIMITED
PARTNERSHIP UNIT     $    45.00  $    42.50  $    40.00  $    35.00  $    35.00
                     ==========  ==========  ==========  ==========  ==========
NET INCOME PER
LIMITED
PARTNERSHIP UNIT     $    22.96  $    21.80  $    21.52  $    19.23  $    16.14
                     ==========  ==========  ==========  ==========  ==========

The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 1995.


                                                      Operating        Partners'
                                                        Results         Equity

Per financial statements                             $   556,509    $ 4,635,650
Excess tax depreciation                                  144,635        924,452
Excess tax return income
  from real estate joint venture                          13,459        143,545
Accrued incentive management fees                                       266,768
Capitalization of property
  acquisition costs                                                      80,713
Fixed asset adjustments                                                   2,080
Recognition of deferred
  rental revenues                                         (6,000)        41,918
Accrued distributions to partners                                       272,728
                                                     -----------    -----------
Per Partnership income tax return                    $   708,603    $ 6,367,854
                                                     ===========    ===========
Net taxable income per $500 limited
partnership unit                                     $     29.53
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


January 31, 1996

DELOITTE & TOUCHE
LONG BEACH, CALIFORNIA

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
--------------------------------------------------------------------------------


ASSETS                                                  1995             1994

CASH AND CASH EQUIVALENTS                           $   445,657         424,960

PROPERTY, At cost (net of accumulated
depreciation of $5,061,631 in 1995
and $4,582,064 in 1994)
(Notes 1, 2 and 3)                                    4,318,209       4,772,863

INVESTMENT IN REAL ESTATE
JOINT VENTURE
(Notes 1,2, and 6)                                      417,666         466,245

RECEIVABLE FROM GENERAL
  PARTNERS (Note 4)                                                     100,000

OTHER ASSETS                                             64,326          21,682
                                                    -----------     -----------
TOTAL                                               $ 5,245,858     $ 5,785,750
                                                    ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Distribution due to partners                        $   272,727     $   272,727
Incentive management fee payable to
general partners (Note 4)                               279,255         272,715
Property management fees payable (Note 1)                 6,308           7,380
Customer deposits and other liabilities                  51,918          62,878
                                                    -----------      -----------
Total liabilities                                       610,208         615,700
                                                    -----------      -----------
PARTNERS' EQUITY (Notes 1 and 4):
General partners                                        (61,424)        (56,080)
Limited partners (24,000 limited
partnership units outstanding
at December 31, 1995 and 1994)                        4,697,074       5,226,130
                                                   ------------      -----------
Total partners' equity                                4,635,650       5,170,050
                                                   ------------      -----------
TOTAL                                               $ 5,245,858      $5,785,750
                                                   ============      ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 1995
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

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total

BALANCE AT JANUARY 1, 1993             ($46,582)    $ 6,166,460     $ 6,119,878

Net Income                                5,217         517,441         521,658
Distributions (Note 4)                   (9,697)       (960,000)       (969,697)
                                        -------      ----------      ----------

BALANCE AT JANUARY 1, 1994              (51,062)      5,722,901       5,671,839

 Net income                               5,285         523,229         528,514
 Distributions                          (10,303)     (1,020,000)     (1,030,303)
                                        -------      ----------      -----------
BALANCE AT DECEMBER 31, 1994            (56,080)      5,226,130       5,170,050

 Net income                               5,565         550,944         556,509
 Distributions                          (10,909)     (1,080,000)     (1,090,909)
                                        -------     -----------     -----------
BALANCE AT DECEMBER 31, 1995           ($61,424)    $ 4,697,074     $ 4,635,650
                                        =======     ===========     ===========


See accompanying notes to financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------------


                                            1995          1994          1993

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers            $ 1,619,839   $ 1,592,249   $ 1,583,789
Cash paid to suppliers and employees       (664,637)     (811,644)     (665,706)
Cash received from real
  estate joint venture                      165,000       144,966       136,007
Interest received                            16,317        12,030         6,598
                                        -----------   -----------   -----------
  Net cash provided by operating
  activities                              1,136,519       937,601     1,060,688

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                (1,090,909)   (1,000,000)     (939,394)

CASH FLOWS FROM INVESTING ACTIVITIES -
Purchase of property                        (24,913)       (5,510)       (4,347)
                                        -----------   -----------   ------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                             20,697       (67,909)      116,947

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        424,960       492,869       375,922
                                        -----------    -----------  ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   445,657   $   424,960   $   492,869
                                        ===========   ===========   ============
RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income                              $   556,509   $   528,514   $   521,658
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation                                479,566       469,134       469,134
Equity in earnings of real
estate joint venture                       (116,421)      (93,634)      (89,210)
Distributions from real
estate joint venture                        165,000       144,964       136,007
Changes in assets and liabilities:
 Receivable from general partners           100,000      (100,000)
 Other assets                               (42,643)        1,535
 Incentive management fee payable to
  general partners                            6,540       (19,727)       17,624
 Property management fees payable            (1,072)         (146)        1,501
 Customer deposits and other
  liabilities                               (10,960)        6,961         3,974
                                         -----------   -----------  -----------
NET CASH PROVIDED BY OPERATING
ACTIVITIES                              $ 1,136,519    $   937,601  $ 1,060,688
                                        ===========    ===========  ===========

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

     In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to 9% per annum of the cash available for distribution, as defined. Payment of incentive management fees earned by the general partners during the years 1986 through 1988 is subordinated to the limited partners' receipt of an annual cumulative, noncompounded return equal to 9.1% of their capital contributions. Incentive management fee payable to general partners at December 31, 1995 and 1994 is $279,255 and $272,725, respectively.

     In December 1994, subordinated incentive management fees in the amount of $100,000 were distributed to the general partners in error. The amount, which reflected as receivable from general partners in the 1994 financial satements, was repaid in full on February 27, 1995, with interest at a rate of approximately 5%.

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

6.  INVESTMENT IN REAL ESTATE JOINT VENTURE

    The Partnership is involved in a joint venture (the Buckley Road facility) which owns a mini-storage facility in Aurora, Colorado. Under the terms of the joint venture agreement, the Partnership is entitled to 30% of the profits and losses of the venture and owns 30% of the mini-storage as a tenant in common with DSI Realty Income Fund IX ("Fund IX"), which has the remaining 70% interest in the venture. The agreement specifies that DSI Properties, Inc. (a general partner in both the Partnership and Fund IX) shall make all decisions relating to the acitivities of the joint venture and the management of the property. Sumarized financial information of the Buckley Road facility is as follows:

                                               1995               1994
ASSETS:
 Cash                                       $    15,199       $     9,673

 Property:
  Land                                          586,500           586,500
  Building                                    2,565,446         2,561,859
                                              ---------        ----------
  Total                                       3,151,946         3,148,359
  Less accumulated depreciation              (1,752,566)       (1,582,962)
                                              ---------        ----------
  Property - net                              1,399,380         1,565,397
                                              ---------        ----------
 Other assets                                     8,995             8,995
                                              ---------        ----------
TOTAL                                       $ 1,423,574       $ 1,584,065
                                            ===========       ===========

LIABILITIES AND PARTNERS' EQUITY
 Liabilities                                     28,124            26,685
 Partner's equity                             1,395,450         1,557,380
                                            -----------       -----------
TOTAL                                       $ 1,423,574       $ 1,584,065
                                            ===========       ===========

                                1995            1994             1993

INCOME STATEMENT DATA:
 Rental revenues              $707,333        $640,098         $633,691
 Less operating expenses       319,264         327,985          336,771
                              --------        --------         --------
 Net income                   $388,069        $312,113         $296,920
                              ========        ========         ========

     Property is stated at cost; depreciation is provided for using the straight-line method over the estimated useful life of 15 years.

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund VIII:

We have audited the financial statements of DSI Realty Income Fund VIII (the "Partnership") as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated January 31, 1996; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule is the responsibilit of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, wuch financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.




January 31, 1997

DELOITTE & TOUCHE
LONG BEACH, CALIFORNIA

INDEPENDENT AUDITORS' REPORT

To the Partners of
  Mini U Storage, Buckley Road Joint Venture:

We have audited the accompanying balance sheet of Mini U Storage, Buckley Road Joint Venture, a California General Partnership (the "Joint Venture"), as of December 31, 1995, and the related statements of income, changes in venturers' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Mini U Storage, Buckley Road Joint Venture as of December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

January 7, 1997

MINI U STORAGE, BUCKLEY ROAD JOINT VENTURE
(A California General Partnership)

BALANCE SHEET
DECEMBER 31, 1995 AND 1994
-------------------------------------------------------------------------------

ASSETS                                              1995           1994
                                                                (Unaudited)

CASH AND CASH EQUIVALENTS (Note 2)               $    15,199    $     9,673

PROPERTY, At cost, net of accumulated
depreciation of $1,752,566 in 1995
and $1,582,962 in 1994 (Notes 1,2 & 3)             1,399,380      1,565,397

OTHER ASSETS                                           8,995          8,995
                                                 -----------    -----------
TOTAL                                            $ 1,423,574    $ 1,584,065
                                                 ===========    ===========

LIABILITIES AND VENTURERS' CAPITAL

ACCOUNTS PAYABLE AND ACCRUED EXPENSES            $    28,124    $    26,685

VENTURERS' CAPITAL (Note 1)                        1,395,450      1,557,380
                                                 -----------    -----------
TOTAL                                            $ 1,423,574    $ 1,584,065
                                                 ===========    ===========

See accompanying notes to financial statements.

MINI U STORAGE, BUCKLEY ROAD JOINT VENTURE
(A California General Partnership)

STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
-------------------------------------------------------------------------------

                                            1995         1994          1993
                                                             (Unaudited)

RENTAL REVENUES (Note 2)                 $ 707,333    $ 640,098     $ 633,691

EXPENSES:
 Depreciation (Note 2)                     169,603      169,603       169,603
 Operating expenses                         96,476      109,177       118,993
 General and Administrative                 53,185       49,205        48,175
                                         ---------    ---------     ---------
   Total expenses                          319,264      327,985       336,771
                                         ---------    ---------     ---------
NET INCOME                               $ 388,069    $ 312,113     $ 296,920
                                         =========    =========     =========


See accompanying notes to financial statements.

MINI U STORAGE, BUCKLEY ROAD JOINT VENTURE
(A California General Partnership)

STATEMENTS OF CHANGES IN VENTURERS' CAPITAL
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
-------------------------------------------------------------------------------

                                           Fund VIII    Fund IX      Total

BALANCE, JANUARY 1, 1993 (Unaudited)      $  564,373   $1,320,442  $ 1,884,815

Net income (Unaudited)                        89,210      207,710      296,920

Distributions (Unaudited)                   (136,007)    (329,756)    (465,763)
                                          ----------   ----------   ----------
BALANCE, DECEMBER 31, 1993 (Unaudited)       517,576    1,198,396    1,715,972

Net income (Unaudited)                        93,634      218,479      312,113

Distributions (Unaudited)                   (144,965)    (325,740)    (470,705)
                                          ----------   ----------   ----------
BALANCE, DECEMBER 31, 1994                   466,245    1,091,135    1,557,380

Net income                                   116,421      271,648      388,069

Distributions                               (165,000)    (384,999)    (549,999)
                                          ----------   ----------  -----------
BALANCE, DECEMBER 31, 1995                $  417,666   $  977,784  $ 1,395,450
                                          ==========   ==========  ===========


See accompanying notes to financial statements.

MINI U STORAGE, BUCKLEY ROAD JOINT VENTURE
(A California General Partnership)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
-------------------------------------------------------------------------------

                                             1995         1994        1993
                                                             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers             $ 707,333    $ 640,098   $ 633,691
 Cash paid to suppliers and employees      (148,222)    (156,166)   (171,132)
                                          ---------    ---------   ---------
    Net cash provided by
    operating activities                    559,111      483,932     462,559

CASH FLOWS FROM FINANCING ACTIVITIES-
 Distributions                             (549,999)    (470,705)   (465,763)

CASH FLOWS FROM INVESTING ACTIVITIES-
 Additions of property                       (3,586)     (13,323)
                                          ---------    ---------   ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                             5,526          (96)     (3,204)
CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                            9,673        9,769      12,913
                                          ---------    ---------   ---------
CASH AND CASH EQUIVALENTS, END OF YEAR    $  15,199    $   9,673   $   9,709
                                          =========    =========   =========

RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
 Net income                               $ 388,069    $ 312,113   $ 296,920
 Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation                              169,603      169,603     169,603
  Changes in operating assets and
  liabilities:
   Other assets                                            2,000      (7,412)
   Accounts payable and accrued expenses      1,439          216       3,448
                                          ---------    ---------   ---------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                             $ 559,111    $ 483,932   $ 462,559
                                          =========    =========   =========

See accompanying notes to financial statements.

MINI U STORAGE, BUCKLEY ROAD JOINT VENTURE
(A California General Partnership)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
-------------------------------------------------------------------------------

1.  GENERAL

    Mini U Storage, Buckley Road Joint Venture, a California General Partner-ship(the "Joint Venture"), was formed by DSI Realty Income Fund VIII ("Fund VIII"), a California Real Estate Limited Partnership, and DSI Realty Income Fund IX ("Fund IX"), a California Real Estate Limited Partnership, pursuant to an agreement dated August 30, 1989 to operate a mini-storage facility known as Buckley Road located in Aurora, Colorado. The term of the Joint Venture is to continue until the earliest of the following events:

    *  Acquisition of all of one venturer's interest by the other;
    *  Sale or other disposition of substantially all of the property; or
    * Dissolution of the Joint Venture pursuant to the provisions of the agreement.

    Under the terms of the joint venture agreement, Fund VIII is entitled to 30% of the profits and losses of the Joint Venture and owns 30% of the mini-storage facility as a tenant in common with Fund IX, which has the remaining 70% interest in the Joint Venture. The agreement specifies that DSI Properties, Inc. (a general partner of both Fund VIII and Fund IX) shall make all decisions relating to the activities of the Joint Venture and the management of the property.

    The mini-storage facility was acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Joint Venture. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner. The mini-storage facility is operated for the Joint Venture by Dahn under various agreements that are subject to renewal annually. Under the terms of the agreements, the Joint Venture is required to pay Dahn a property management fee equal to 5% of gross revenue from operations, as defined.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Cash and Cash Equivalents - The Joint Venture classifies its short-term investments purchased with an original maturity of three months or less as cash equivalents.

    Property and Depreciation - Property is recorded at cost and comprises primarily a mini-storage facility. Depreciation is provided for using the straight-line method over an estimated useful life of 15 years.

    Income Taxes - The Joint Venture is not a taxpaying entity for federal and state income tax purposes, and thus no income tax expense has been recorded in the accompanying statements. Net income from the Joint Venture is allocated to the venturers.

    Rental Revenue - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on the straight-line basis. The term of the lease agreements is usually less than one year.

    Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Joint Venture's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Fair Value of Financial Instruments - The Partnership's financial instruments consist primarily of debt instruments. The carrying value of the Partnership's bank debt instruments are considered to approximate their fair values because the interest rates of these instruments are based on variable reference rates. Management believes the fair value of the debt would not differ significantly from the carrying amount at December 31, 1995 and 1994.

3.  PROPERTY

    As of December 31, 1995 and 1994, the total cost of property and accumulated depreciation are as follows:

                                                    1995           1994
                                                                (Unaudited)

    Land                                        $ 2,565,446     $ 2,561,859
    Buildings and improvements                      586,500         586,500
                                                -----------     -----------
    Total                                         3,151,946       3,148,359
    Accumulated depreciation                     (1,752,566)     (1,582,962)
                                                -----------     -----------
    Property, net                               $ 1,399,380     $ 1,565,397
                                                ===========     ===========

                                     *****


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
                            ==========  ==========  ========       ==========  ========== =========== ==========


                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation


               Balance at January 1, 1993             $ 9,345,070    $ 3,643,797
                 Additions                                  4,347        469,134
                                                      -----------    -----------
               Balance at December 31, 1993             9,349,417      4,112,931
                 Additions                                  5,510        469,134
                                                      -----------    ----------
               Balance at December 31, 1994             9,354,927      4,582,065
                 Additions                                 24,913        479,566
                                                      -----------     ----------
               Balance at December 31, 1995           $ 9,379,840     $5,061,631
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

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 1995 and December 31, 1994 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 1995              Dec. 31, 1994

El Centro, CA                          82%                        73%

Lompoc, CA                             91%                        91%

Pittsburg, CA                          85%                        87%

Stockton, CA                           84%                        85%

Huntington Beach, CA                   86%                        85%

Aurora, CO*                            89%                        82%
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