Form 10-K/A
period 1996-12-31
DSI REALTY INCOME FUND VIII
filed 1997-05-16
CIK 743366

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


Deloitte & Touche LLP
Long Beach, California

January 7, 1997

MINI U STORAGE, BUCKLEY ROAD JOINT VENTURE
(A California General Partnership)

BALANCE SHEET
DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------------

ASSETS                                              1996           1995
                                                 (Unaudited)

CASH AND CASH EQUIVALENTS (Notes 2)              $    14,894     $    15,199

PROPERTY, At cost, net of accumulated
depreciation of $1,927,930 in 1996
and $1,752,566 in 1995 (Notes 1,2 and 3)           1,224,016       1,399,380

OTHER ASSETS                                           8,995           8,995
                                                 -----------     -----------
TOTAL                                            $ 1,247,905     $ 1,423,574
                                                 ===========     ===========

LIABILITIES AND VENTURERS' CAPITAL

ACCOUNTS PAYABLE AND ACCRUED EXPENSES            $    29,191     $    28,124

VENTURERS' CAPITAL (Note 1)                        1,218,714       1,395,450
                                                 -----------     -----------
TOTAL                                            $ 1,247,905     $ 1,423,574
                                                 ===========     ===========

See accompanying notes to financial statements.

MINI U STORAGE, BUCKLEY ROAD JOINT VENTURE
(A California General Partnership)

STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-------------------------------------------------------------------------------

                                            1996         1995        1994
                                         (Unaudited)              (Unaudited)

RENTAL REVENUES (Note 2)                 $ 620,720    $ 707,333   $ 640,098
                                         ---------    ---------   ---------
EXPENSES:
 Depreciation (Note 2)                     175,364      169,603     169,603
 Operating expenses                        125,041       96,476     109,177
 General and Administrative                 44,552       53,185      49,205
                                         ---------    ---------   ---------
    Total expenses                         344,957      319,264     327,985
                                         ---------    ---------   ---------
NET INCOME                               $ 275,763    $ 388,069   $ 312,113
                                         =========    =========   =========

See accompanying notes to financial statements.

MINI U STORAGE, BUCKLEY ROAD JOINT VENTURE
(A California General Partnership)

STATEMENTS OF CHANGES IN VENTURERS' CAPITAL
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-------------------------------------------------------------------------------

                                          Fund VIII    Fund IX     Total

BALANCE, JANUARY 1, 1994 (Unaudited)      $ 517,576   $1,198,396  $1,715,972

 Net income (Unaudited)                      93,634      218,479     312,113

 Distributions (Unaudited)                 (144,965)    (325,740)   (470,705)
                                          ---------   ----------  ----------
BALANCE, DECEMBER 31, 1994                  466,245    1,091,135   1,557,380

 Net income                                 116,421      271,648     388,069

 Distributions                             (165,000)    (384,999)   (549,999)
                                          ---------   ----------  ----------
BALANCE, DECEMBER 31, 1995                  417,666      977,784   1,395,450

 Net income (Unaudited)                      82,729      193,034     275,763

 Distributions (Unaudited)                 (135,750)    (316,749)   (452,499)
                                          ---------    ---------  ----------
BALANCE, DECEMBER 31, 1996 (Unaudited)    $ 364,645    $ 854,069  $1,218,714
                                          =========    =========  ==========

See accompanying notes to financial statements.

MINI U STORAGE, BUCKLEY ROAD JOINT VENTURE
(A California General Partnership)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-------------------------------------------------------------------------------

                                             1996         1995        1994
                                          (Unaudited)              (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers             $ 620,720    $ 707,333   $ 640,098
 Cash paid to suppliers and employees      (168,526)    (148,222)   (156,166)
                                          ---------    ---------   ---------
Net cash provided by operating activities   452,194      559,111     483,932

CASH FLOWS FROM FINANCING ACTIVITIES-
 Distributions                             (452,499)    (549,999)   (470,705)

CASH FLOWS FROM INVESTING ACTIVITIES-
 Additions of property                                    (3,586)    (13,323)
                                          ---------    ---------   ---------
NET (DECREASE)INCREASE IN CASH AND
 CASH EQUIVALENTS                              (305)       5,526         (96)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                           15,199        9,673       9,769
                                          ---------    ---------   ---------
CASH AND CASH EQUIVALENTS,
 END OF YEAR                              $  14,894    $  15,199   $   9,673
                                          =========    =========   =========

RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
 Net income                               $ 275,763    $ 388,069   $ 312,113
 Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation                              175,364      169,603     169,603
  Changes in operating assets
  and liabilities:
   Other assets                                                        2,000
   Accounts payable and accrued expenses      1,067        1,439         216
                                          ---------    ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES $ 452,194    $ 559,111   $ 483,932
                                          =========    =========   =========

See accompanying notes to financial statements.

MINI U STORAGE, BUCKLEY ROAD JOINT VENTURE
(A California General Partnership)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-------------------------------------------------------------------------------

1.  GENERAL

    Mini U Storage, Buckley Road Joint Venture, a California General Partnership (the "Joint Venture"), was formed by DSI Realty Income Fund VIII ("Fund VIII"), a California Real Estate Limited Partnership, and DSI Realty Income Fund IX ("Fund IX"), a California Real Estate Limited Partnership, pursuant to an agreement dated August 30, 1985 to operate a mini-storage facility known as Buckley Road located in Aurora, Colorado. The term of the Joint Venture is to continue until the earliest of the following events:

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

    Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Joint Venturer's management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
    If the sum of the expected future cash flow is less than the carrying amount of the asset, the Partnership recovnizes an impairment loss. As of December 31, 1996, no impairment losses were required.

3.  PROPERTY

    As of December 31, 1996 and 1995, the total cost of property and accumulated depreciation are as follows:

                                                      1996           1995
                                                   (Unaudited)

      Land                                         $   586,500    $   586,500
      Buildings and improvements                     2,565,446      2,565,446
                                                   -----------    -----------
      Total                                          3,151,946      3,151,946
      Accumulated depreciation                      (1,927,930)    (1,752,566)
                                                   -----------    -----------
      Property, net                                $ 1,224,016    $ 1,399,380
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