Form 10-K
period 1998-12-31
DSI REALTY INCOME FUND VIII
filed 1999-04-01
CIK 743366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K/A

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1998. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from ____________ to ______________.

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

         6700 E. Pacific Coast Hwy., Long Beach, California 9O8O3
         (Address of principal executive offices)     (Zip Code)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 1998, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 1998, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 1998, incorporated by reference to Form 10-K, Part III.

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

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 1998 and December 31, 1997 were as follows:

Location of Property       Average Occupancy         Average Occupancy
                           Level for the              Level for the
                           Year Ended                 Year Ended
                           Dec. 31, 1998              Dec. 31, 1997

El Centro, CA                   74%                        75%

Lompoc, CA                      80%                        89%

Pittsburg, CA                   90%                        85%

Stockton, CA                    86%                        78%

Huntington Beach, CA            90%                        89%

Aurora, CO*                     88%                        88%
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

Item 2.  PROPERTIES

     Registrant owns a fee interest in five mini-storage facilities and a thirty percent (30%) interest in a joint venture with DSI Realty Income Fund IX, an affiliated California limited partnership, owning a sixth mini-storage facility, none of which are subject to long-term indebtedness. Additional information is set forth in Registrant's letter to its Limited Partners regarding the Annual Report, attached hereto as Exhibit 2, and incorporated by this reference. The following table sets forth information as of December 31, 1998 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 24,000 limited partnership units during its offering and currently has 889 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $12.50 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1998 and of $11.25 per Limited Partnership Unit were declared and paid each quarter for
the year ended  December 31, 1997 and 1996.  It  is   Registrant's expectations
that distributions will continue to be paid in the future.

Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, 1996,  1995,  AND 1994
         --------------------------------------------------------------------
                     1998        1997          1996          1995        1994
                     ----        ----          ----          ----        ----

REVENUES          $1,899,608   $1,712,288   $1,624,001   $1,636,156   $1,604,279

COSTS AND
EXPENSES           1,253,740    1,217,044    1,229,425    1,196,068    1,169,399

EQUITY IN
EARNINGS OF
REAL ESTATE
JOINT
VENTURE              109,741       93,305       82,729      116,421       93,634
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $  755,609   $  588,549   $  477,305   $  556,509   $  528,514
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $3,668,506   $4,132,136   $4,632,052   $5,245,858   $5,785,750
                  ==========   ==========   ==========   ==========   ==========

NET CASH
PROVIDED
BY OPERATING
ACTIVITIES        $1,219,731   $1,103,067   $1,054,462   $1,136,519   $  937,601
                  ==========   ==========   ==========   ==========   ==========
NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    31.17   $    24.28   $    19.69   $    22.96   $    21.80
                  ==========   ==========   ==========   ==========   ==========

CASH
DISTRIBUTIONS
PER $500
LIMITED
PARTNERSHIP
UNIT              $    50.00   $    45.00   $    45.00   $    45.00   $    42.50
                  ==========   ==========   ==========   ==========   ==========

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS


1998 COMPARED TO 1997

     Total revenues increased from $1,712,288 in 1997 to $1,899,608 in 1998, while total expenses increased from $1,217,044 to $1,253,740 and income from the real estate joint venture increased from $93,305 to $109,741. As a result, net income increased from $588,549 in 1997 to $755,609 in 1998. The increase in revenues includes a one-time gain from involuntary conversion of land (see
Note 7 to Financial Statements). The increase in rental revenues is due primarily to higher unit rental rates. Average occupancy levels for the Partnership's five mini-storage facilities was 84.9% for the year ended December 31, 1997 and 84.0% for the year ended December 31, 1998. The approximately $30,300 (7.7%) increase in operating expenses was primarily due to increases in yellow pages advertising costs, maintenance and repair, real estate tax expenses and salaries and wages. General and administrative expenses decreased approximately $8,900 (5.6%) primarily as a result of a decrease in legal and professional expenses. The General Partners' incentive management fee increased approximately $7,900 (7.2%) as a result of an increase in cash available for distribution on which this fee is based. Property management fees, which are based on revenue, increased as a result of the increase in rental revenue. The increase in income from the real estate joint venture was the result of higher unit rental rates, as operating and general and administrative expenses remained relatively constant. Average occupancy of the joint venture was 87.6% in 1998 compared to 88.3% in 1997.


1997 COMPARED TO 1996

     Total revenues increased from $1,624,001 in 1996 to $1,712,288 in 1997, while total expenses decreased from $1,229,425 to $1,217,044 and income from the real estate joint venture increased from $82,729 to $93,305. As a result, net income increased from $477,305 in 1996 to $588,549 in 1997. The increase in rental revenues is due primarily to higher unit rental rates. Average occupancy levels for the Partnership's five mini-storage facilities was 84.4% for the year ended December 31, 1996 and 84.9% for the year ended December 31, 1997. The approximately $35,300 (8.2%) decrease in operating expenses was primarily due to a decrease in yellow pages advertising costs, maintenance and repair and real estate tax expenses partially offset by an increase in salaries and wages. General and administrative expenses increased approximately $21,900 (16.1%) primarily as a result of increases in legal and professional and postage expenses. The General Partners' incentive management fee increased approximately $9,500 (9.5%) as a result of an increase in cash available for distribution on which this fee is based. Property management fees, which are based on revenue, increased as a result of the increase in rental revenue.
The increase in income from the real estate joint venture was the result of higher occupancy and unit rental rates as well as an increase in salaries and wage expense partially offset by a decrease in yellow page advertising costs and maintenance and repair expense. Average occupancy of the joint venture was 88.3% in 1997 compared to 81.7% in 1996.





                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased approximately $118,500 (10.8%) in 1998 compared to 1997, primarily due to the increase in net income. Net cash provided by operating activities increased approximately $46,700 (4.4%) in 1997 compared to 1996, primarily due to the increase in net income.

     Cash used in financing activities, as set forth in the statements of cash flows, has been limited to distributions paid to the partners. A special distribution of 1% was declared and paid on December 15, 1998. This action was the result of the Partnership's increased cash flow from the operations of its properties.

     Cash used in investing activities, as set forth in the statements of cash flows, consisted of acquisitions of equipment for the Partnership's mini-storage properties and proceeds from involuntary conversion of land (see Note 7 to Financial Statements). The Partnership has no material commitments for capital expenditures.

     The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet its needs for the next twelve months.

     The Year 2000 issue refers to the inability of certain computer systems to recognize a date using "00" as the Year 2000. The Partnership has implemented a Year 2000 program, which has three phases: (1) identification;
(2) remediation; and (3) testing and verification. The Partnerhip, as well as the property management company and the Partnership's warehouse facilities have completed those phases. Computer programs have been upgraded and tested to function properly with respect to the dates in the Year 2000 and thereafter. Year 2000 compliance costs are nominal and have been expensed in the regular course of business. The Partnership provides no assurance that third-party suppliers and customers will be compliant. Nevertheless, the Partnership does not believe that the Year 2000 issue will have a material adverse effect on its financial condition or results of operations.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Diversified Investors Agency. As of December 31, 1998, Messrs. Robert J. Conway and Joseph
W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 65 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 69 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 75 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1998, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

     (a) No annuity, pension or retirement benefits are proposed to be paid by Registrant to any of the General Partners or to any officer or director of the corporate General Partner;

     (b) No standard or other arrangement exists by which directors of the Registrant are compensated;

     (c) The Registrant has not granted any option to purchase any of its securities; and

     (d) The Registrant has no plan, nor does the Registrant presently propose a plan, which will result in any renumeration being paid to any officer or director upon termination of employment.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 1998, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1998, attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 1998, together with the reports of its independent auditors, Deloitte & Touche LLP. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 1998.

     (b) No reports on Form 8K were filed during the fiscal year ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VIII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 31, 1999
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 31, 1999
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VIII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________               Dated:  March 31, 1999
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director



By___________________________               Dated:  March 31, 1999
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)

                           DSI REALTY INCOME FUND VIII

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1998, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.

                                    EXHIBIT l
DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------

                         1998        1997        1996        1995        1994

REVENUES              $1,899,608  $1,712,288  $1,624,001  $1,636,156  $1,604,279

EXPENSES               1,253,740   1,217,044   1,229,425   1,196,068   1,169,399

EQUITY IN EARNINGS
 OF REAL ESTATE
 JOINT VENTURE           109,741      93,305      82,729     116,421      93,634
                      ----------  ----------  ----------  ----------  ----------
NET INCOME            $  755,609  $  588,549  $  477,305  $  556,509  $  528,514
                      ==========  ==========  ==========  ==========  ==========
TOTAL ASSETS          $3,668,506  $4,132,136  $4,632,052  $5,245,858  $5,785,750
                      ==========  ==========  ==========  ==========  ==========
NET CASH PROVIDED BY
OPERATING ACTIVITIES  $1,219,731  $1,101,200  $1,054,462  $1,136,519  $  937,601
                      ==========  ==========  ==========  ==========  ==========

NET INCOME PER
LIMITED
PARTNERSHIP UNIT      $    31.17  $    24.28  $    19.69  $    22.96  $    21.80
                      ==========  ==========  ==========  ==========  ==========

CASH DISTRIBUTIONS
PER $500 LIMITED
PARTNERSHIP UNIT      $    50.00  $    45.00  $    45.00  $    45.00  $    42.50
                      ==========  ==========  ==========  ==========  ==========



                                                      Operating        Partners'
                                                        Results         Equity

Per financial statements                             $   755,609    $ 3,063,173
Excess financial statement depreciation                  134,953      1,337,305
Excess tax return income
from real estate joint venture                            15,760        190,121
Accrued incentive management fees                                       266,768
Capitalization of property acquisition costs                             80,713
Fixed asset adjustments                                                   2,080
Recognition of deferred rental revenues                                  41,918
Accrued distributions to partners                                       272,728
                                                     -----------    -----------
Per Partnership income tax return                    $   906,322    $ 5,254,806
                                                     ===========    ===========
Net taxable income per $500 limited
partnership unit                                     $     37.76
                                                     ===========

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

FINANCIAL STATEMENTS:

    Independent Auditors' Report                                             F-1

    Balance Sheets at December 31, 1998 and 1997                             F-2

    Statements of Income for the Three
        Years Ended December 31, 1998                                        F-3

    Statements of Changes in Partners' Equity for
        the Three Years Ended December 31, 1998                              F-4

    Statements of Cash Flows for the Three Years
        Ended December 31, 1998                                              F-5

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

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund VIII:

We have audited the accompanying balance sheets of DSI Realty Income Fund VIII, a California Real Estate Limited Partnership (the "Partnership") as of December 31, 1998 and 1997, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VIII at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

February 5, 1999

DELOITTE & TOUCHE
LONG BEACH, CALIFORNIA

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


ASSETS                                                  1998             1997

CASH AND CASH EQUIVALENTS                           $   458,025     $   399,704

PROPERTY, net (Notes 1, 2, 3 and 6)                   2,914,449       3,387,178

INVESTMENT IN REAL ESTATE
JOINT VENTURE
(Notes 1,2, and 5)                                      262,591         313,650

OTHER ASSETS                                             33,443          31,604
                                                    -----------      -----------
TOTAL                                               $ 3,668,508     $ 4,132,136
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Distribution due to partners (Note 4)               $   272,727      $   272,727
Incentive management fee payable to
general partners (Note 4)                               273,143          280,715
Property management fees payable (Note 1)                 7,545            7,090
Customer deposits and other liabilities                  51,918           51,918
                                                    -----------      -----------
Total liabilities                                       605,333          612,450
                                                    -----------      -----------
PARTNERS' EQUITY (Notes 1 and 4):
General partners                                        (77,149)        (72,584)
Limited partners (24,000 limited
partnership units outstanding
at December 31, 1998 and 1997)                        3,140,324       3,592,270
                                                   ------------      -----------
Total partners' equity                                3,063,175       3,519,686
                                                   ------------      -----------
TOTAL                                               $ 3,668,508     $ 4,132,136
                                                   ============      ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)


STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------


                                               1998         1997         1996

REVENUES:
Rental revenues                             $1,841,672   $1,704,301   $1,612,680
Gain from involuntary conversion
  (Note 7)                                      47,117
Interest income                                 10,819        7,987       11,321
                                            ----------   ----------   ----------
Total revenues                               1,899,608    1,712,288    1,624,001
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation (Note 2)                         469,134      469,132      481,696
 Operating expenses (Note 1)                   425,539      395,194      430,463
 General and administrative                    149,116      158,008      136,110
 General partners' incentive
  management fee (Note 4)                      117,867      109,991      100,514
 Property management fee (Note 1)               92,084       84,719       80,642
                                            ----------   ----------   ----------
Total expenses                               1,253,740    1,217,044    1,229,425
                                            ----------   ----------   ----------

INCOME BEFORE EQUITY IN
INCOME OF REAL ESTATE
JOINT VENTURE                                  645,868      495,244      394,576

EQUITY IN INCOME OF
REAL ESTATE JOINT
VENTURE (Notes 1,2 and 5)                      109,741       93,305       82,729
                                            __________   __________   _________

NET INCOME                                  $  755,609   $  588,549   $  477,305
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $  748,053   $  582,664   $  472,532
General partners                                 7,556        5,885        4,773
                                            ----------   ----------   ----------
TOTAL                                       $  755,609   $  588,549   $  477,305
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    31.17   $    24.28   $    19.69
                                            ==========   ==========   ==========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total


BALANCE AT JANUARY 1, 1996             ($61,424)    $ 4,697,074     $ 4,635,650

 Net income                               4,773         472,532         477,305

 Distributions                          (10,909)     (1,080,000)     (1,090,909)
                                        --------     -----------     ----------
BALANCE AT DECEMBER 31, 1996           $(67,560)     $4,089,606      $4,022,046

 Net income                               5,885         582,664         588,549

 Distributions                          (10,909)     (1,080,000)     (1,090,909)
                                        --------     -----------     -----------
BALANCE AT DECEMBER 31, 1997           $(72,584)     $3,592,270      $3,519,686

 Net income                               7,556         748,053         755,609

 Distributions                          (12,122)     (1,200,000)     (1,212,122)
                                        --------     -----------     ----------
BALANCE AT DECEMBER 31, 1998           $(77,150)     $3,140,323      $3,063,173
                                        ========     ===========     ==========


See accompanying notes to financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------


                                            1998          1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $   755,609   $   588,549   $   477,305
 Adjustments to reconcile net
 income to net cash provided
 by operating activities:
  Depreciation                              469,134       469,132       481,696
  Equity in earnings of
   real estate joint venture               (109,741)      (93,305)      (82,729)
  Distributions from real
   estate joint venture                     160,800       144,300       135,750
  Gain from involuntary conversion          (47,117)
  Changes in assets and liabilities:
   Receivable from general partners
   Other assets                              (1,837)       (9,920)       42,642
   Incentive management fee
    payable to general partners              (7,572)       13,946       (12,486)
   Property management fees payable             455           833           (51)
   Customer deposits and
    other liabilities                                     (12,335)       12,335
                                        -----------   -----------    -----------
  Net cash provided by operating
  activities                              1,219,731     1,101,200     1,054,462

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                (1,212,122)   (1,090,909)   (1,090,909)

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions of property                       (14,288)                    (19,797)
Proceeds from involuntary conversion         65,000
                                        -----------   -----------   ------------
  Net cash provided by (used in)
   investing activities                      50,712                     (19,797)
                                        -----------   -----------   ------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                             58,321        10,291       (56,244)

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        399,704       389,413       445,657
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   458,025   $   399,704   $   389,413
                                        ===========   ===========   ============

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 1998


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

     The Partnership has acquired five mini-storage facilities located in Stockton, Pittsburgh, El Centro, Huntington Beach, and Lompoc, California. The Partnership has also entered into a joint venture with DSI Realty Income Fund IX, through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado (see Note 5). All facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner. The mini-storage facilities are operated for the Partnership by Dahn under various agreements that are subject to renewal annually. Under the terms of the agreements, the Partnership is required to pay Dahn a property management fee equal to 5% of gross revenue from operations, as defined.


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

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership taxable income or loss. The net difference between the bases of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes is $2,191,631.

     Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight line basis. The term of the lease agreements is usually less than one year.

     Investment in Real Estate Joint Venture - The Partnership accounts for its 30% interest in the Aurora, Colorado facility using the equity method of accounting (see Note 5).

     Net  Income  per  Limited   Partnership  Unit  -  Net  income  per  limited
     partnership unit is computed by dividing the net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year (24,000 in 1998, 1997 and 1996).

     Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Partnership's management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
     If the sum of the expected future cash flow is less than the carrying amount of the asset, the Partnership recognizes an impairment loss. No impairment losses were required in 1998, 1997 or 1996.

     Fair Value of Financial Instruments - The Company's financial instruments consist primarily of cash, receivables, accounts payable and accrued liabilities. The carrying values of all financial instruments are representative of their fair values due to their short-term maturities.

     Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash equivalents and rent receivables. The Partnership places its cash equivalents with high credit quality institutions.

3.   PROPERTY

     As of December 31, 1998 and 1997, the total cost of property and accumulated depreciation are as follows:

                                                  1998                1997
       Land                                   $ 2,287,427        $ 2,305,310
       Buildings and improvements               7,108,615          7,094,327
                                              -----------        -----------

       Total                                    9,396,042          9,399,637
       Less accumulated depreciation           (6,481,593)        (6,012,459)
                                              -----------         ----------

       Property, net                          $ 2,914,449        $ 3,387,178
                                              ===========         ===========


During 1998, the Partnership received proceeds of $65,000 for an involuntary conversion of the land. An adjustment in the amount of $17,883 was recorded against the land account to reduce it to what management believes to be its fair market value.


4.   ALLOCATION OF PROFITS AND LOSSES AND GENERAL PARTNERS' MANAGEMENT FEES

     Under the Agreement of Limited Partnership, the general partners are to be allocated 1% of the net profits or net losses from operations and the limited partners are to be allocated the balance of the net profits or losses from operations in proportion to their limited partnership interests. The general partners are also entitled to receive a percentage, based on a predetermined formula, of any cash distribution from the sale, other disposition, or refinancing of a real estate project.

     In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to 9% per annum of the cash available for distribution, as defined.

5.   BUSINESS SEGMENT INFORMATION

     The following disclosure about segment reporting of the Partnership is made in accordance with the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Partner-ship operates under a single segment; storage facility operations, under which the Partnership rents its storage facilities to its customers on a need basis and charges rent on a predetermined rate.

6.   INVESTMENT IN REAL ESTATE JOINT VENTURE

     The Partnership is involved in a joint venture (the Buckley Road facility) that owns a mini-storage facility in Aurora, Colorado. Under the terms of the joint venture agreement, the Partnership is entitled to 30% of the profits or losses of the venture and owns 30% of the mini-storage facility as a tenant in common with DSI Realty Income Fund IX ("Fund IX"), which has the remaining 70% interest in the venture. The agreement specifies that DSI Properties, Inc. (a general partner in both the Partnership and Fund IX) shall make all decisions relating to the activities of the joint venture and the management of the property. Summarized financial information of the unaudited Buckley Road financial statements is as follows:


                                                  1998             1997
ASSETS:
 Cash                                          $   11,642      $    12,002

 Property:
  Land                                            586,500          586,500
  Building                                      2,565,446        2,565,446
                                              -----------      -----------
  Total                                         3,151,946        3,151,946
  Less accumulated depreciation                (2,267,136)      (2,097,533)
                                              -----------      -----------
  Property - net                                  884,810        1,054,413
                                              -----------      -----------
 Other assets                                       8,994            8,995
                                              -----------      -----------

TOTAL                                         $   905,446      $ 1,075,410
                                              ===========      ===========

LIABILITIES AND PARTNERS' EQUITY
 Liabilities                                       26,912           26,678
 Partner's equity                                 878,534        1,048,732
                                              -----------      -----------
TOTAL                                         $   905,446      $ 1,075,410
                                              ===========      ===========

                                     1998           1997         1996

INCOME STATEMENT DATA:
 Rental revenues                   $717,772       $659,073     $620,720
 Less operating expenses            351,970        348,055      344,957
                                   --------       --------     --------
 Net income                        $365,802       $311,018     $275,763
                                   ========       ========     ========

      Property is stated at cost; depreciation is provided for using the straight-line method over the estimated useful life of 15 years.

7.   INVOLUNTARY CONVERSION

     In March 1998, the City of Stockton acquired approximately 6,089 square feet or 4.8% of the land to create a pedestrian under pass next to the Partnership's Stockton property. During 1998, the Partnership received a reimbursement in the amount of $65,000 for what City of Stockton believes to have been the fair value of the land. A gain from involuntary conversion was recorded in the amount of $47,117 and the cost of land was reduced by $17,883.

INDEPENDENT AUDITORS' REPORT


To the Partners of
 DSI Realty Income Fund VIII:

We have audited the statements of income, changes in venturers' capital, and cash flows for the year ended December 31, 1998 of Mini U Storage, Buckley Road Joint Venture, a California General Partnership (the "Joint Venture"). These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of Mini U Storage, Buckley Road Joint Venture for the year ended December 31, 1998 conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Long Beach, California

February 5, 1999

MINI U STORAGE, BUCKLEY ROAD JOINT VENTURE
(A California General Partnership)

BALANCE SHEET
DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------

ASSETS                                              1998           1997
                                                 (Unaudited)    (Unaudited)

CASH AND CASH EQUIVALENTS (Notes 2)              $    11,642     $    12,002

PROPERTY, net (Notes 1,2 and 3)                      884,810       1,054,413

OTHER ASSETS                                           8,995           8,995
                                                 -----------     -----------
TOTAL                                            $   905,447     $ 1,075,410
                                                 ===========     ===========

LIABILITIES AND VENTURERS' CAPITAL

ACCOUNTS PAYABLE AND ACCRUED EXPENSES            $    26,913     $    26,678

VENTURERS' CAPITAL (Note 1)                          878,534       1,048,732
                                                 -----------     -----------
TOTAL                                            $   905,447     $ 1,075,410
                                                 ===========     ===========

See accompanying notes to financial statements.

MINI U STORAGE, BUCKLEY ROAD JOINT VENTURE
(A California General Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 1998
-------------------------------------------------------------------------------

                                            1998         1997        1996
                                        (Unaudited)  (Unaudited)

RENTAL REVENUES (Note 2)                 $ 717,772    $ 659,073   $ 620,720
                                         ---------    ---------   ---------
EXPENSES:
 Depreciation (Note 2)                     169,603      169,603     175,364
 Operating                                 135,386      132,962     125,041
 General and administrative                 46,981       45,490      44,552
                                         ---------    ---------   ---------
    Total expenses                         351,970      348,055     344,957
                                         ---------    ---------   ---------
NET INCOME                               $ 365,802    $ 311,018   $ 275,763
                                         =========    =========   =========

See accompanying notes to financial statements.

MINI U STORAGE, BUCKLEY ROAD JOINT VENTURE
(A California General Partnership)

STATEMENTS OF CHANGES IN VENTURERS' CAPITAL
THREE YEARS ENDED DECEMBER 31, 1998
-------------------------------------------------------------------------------

                                          Fund VIII    Fund IX     Total

BALANCE, JANUARY 1, 1996                    417,666      977,784   1,395,450

 Net income (Unaudited)                      82,729      193,034     275,763

 Distributions (Unaudited)                 (135,750)    (316,749)   (452,499)
                                          ---------    ---------  ----------
BALANCE, DECEMBER 31, 1996 (Unaudited)    $ 364,645    $ 854,069  $1,218,714

 Net income (Unaudited)                      93,305      217,713     311,018

 Distributions (Unaudited)                 (144,300)    (336,700)   (481,000)
                                          ---------    ---------  ----------
BALANCE, DECEMBER 31, 1997 Unaudited)     $ 313,650    $ 735,082  $1,048,732

 Net income (Unaudited)                     109,741      256,061     365,802

 Distributions (Unaudited)                 (160,800)    (375,200)   (536,000)
                                          ---------    ---------  ----------
BALANCE, DECEMBER 31, 1998 (Unaudited)    $ 262,591    $ 615,943  $  878,534
                                          =========    =========  ==========

See accompanying notes to financial statements.

MINI U STORAGE, BUCKLEY ROAD JOINT VENTURE
(A California General Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1998
-------------------------------------------------------------------------------

                                             1998         1997        1996
                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                               $ 365,802    $ 311,018   $ 275,763
 Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation                              169,603      169,603     175,364
  Changes in operating assets
  and liabilities-
   Accounts payable and accrued expenses        235       (2,513)      1,067
                                          ---------    ---------   ---------
Net cash provided by operating activities $ 535,640    $ 478,108   $ 452,194
                                          =========    =========   =========


CASH FLOWS FROM FINANCING ACTIVITIES-
 Distributions to partners                 (526,000)    (481,000)   (452,499)
                                          ---------    ---------   ---------
NET DECREASE IN CASH AND
 CASH EQUIVALENTS                              (360)      (2,892)       (305)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                           12,002       14,894      15,199
                                          ---------    ---------   ---------
CASH AND CASH EQUIVALENTS,
 END OF YEAR                              $  11,642    $  12,002   $  14,894
                                          =========    =========   =========


See accompanying notes to financial statements.

MINI U STORAGE, BUCKLEY ROAD JOINT VENTURE
(A California General Partnership)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

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

    Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
    If the sum of the expected future cash flow is less than the carrying amount of the asset, the Partnership recognizes an impairment loss. No impairment losses were required in 1998, 1997 or 1996.

    Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash equivalents and rent receivables. The Partnership places its cash equivalents with high credit quality institutions.

3.  PROPERTY

    As of December 31, 1998 and 1997, the total cost of property and accumulated depreciation are as follows:

                                                      1998           1997
                                                          (Unaudited)

      Land                                         $   586,500    $   586,500
      Buildings and improvements                     2,565,446      2,565,446
                                                   -----------    -----------
      Total                                          3,151,946      3,151,946
      Accumulated depreciation                      (2,267,136)    (2,097,533)
                                                   -----------    -----------
      Property, net                                $   884,810    $ 1,054,413
                                                   ===========    ===========



                                    *****

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross  Amount at Which Carried
                                   Partnership         Acquisition            at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Stockton, CA          None    $371,000  $1,375,823  $( 3,206)        $353,117  $1,390,500  $1,743,617 $1,289,300  01/85 07/84 15 Yrs
Pittsburgh, CA        None     317,550   1,122,032     5,482          317,550   1,127,514   1,445,064  1,025,529  05/85 11/84 15 Yrs
El Centro, CA         None     163,560     708,710     3,202          163,560     711,912     875,472    652,270  04/85 12/84 15 Yrs
Lompoc, CA            None     277,200   1,524,419     6,303          277,200   1,530,722   1,807,922  1,417,975  02/85 02/85 15 Yrs
Huntington Bch, CA    None   1,176,000   2,306,020    41,947        1,176,000   2,347,967   3,523,967  2,096,519  06/85 02/85 15 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,305,310  $7,037,004  $ 53,728       $2,287,427  $7,108,615 $ 9,396,042 $6,481,593
                            ==========  ==========  ========       ==========  ========== =========== ==========


                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation


               Balance at January 1, 1996             $ 9,379,840     $5,061,631
                 Additions                                 19,797        481,696
                                                      -----------     ----------
               Balance at December 31, 1996           $ 9,399,637     $5,543,327
                 Additions                                               469,132
                                                      -----------     ----------
               Balance at December 31, 1997           $ 9,399,637     $6,012,459
                 Additions                                 14,287        469,134
                 Disposals                                (17,882)
                                                      -----------     ----------
               Balance at December 31, 1998           $ 9,396,042     $6,481,593
                                                      ===========     ==========

                                    EXHIBIT 2

                                 March 27, 1999

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                           DSI REALTY INCOME FUND VIII

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 1998 and 1997, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1997 accompanied by an independent auditors' report. The Partnership owns five mini-storage facilities, plus a 30% interest in a sixth mini-storage facility on a joint venture basis with an affiliated Partnership, DSI Realty Income Fund IX, a California Limited Partnership. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 1998 and December 31, 1997 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 1998              Dec. 31, 1997

El Centro, CA                          74%                        75%

Lompoc, CA                             80%                        89%

Pittsburg, CA                          90%                        85%

Stockton, CA                           86%                        78%

Huntington Beach, CA                   90%                        89%

Aurora, CO*                            88%                        88%
---------

*The Partnership owns a 30% fee interest in this facility.

     We will keep you informed of the activities of DSI Realty Income Fund VIII as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

                                                     Very truly yours,

                                                     DSI REALTY INCOME FUND VIII
                                                     By:  DSI Properties, Inc.



                                                   By___________________________
                                                     ROBERT J. CONWAY, President