Form 10-K
period 1999-12-31
DSI REALTY INCOME FUND VIII
filed 2000-03-30
CIK 743366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K/A

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1999. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from ____________ to ______________.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 1999, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 1999, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 1999, incorporated by reference to Form 10-K, Part III.

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

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 1999 and December 31, 1998 were as follows:

Location of Property       Average Occupancy         Average Occupancy
                           Level for the              Level for the
                           Year Ended                 Year Ended
                           Dec. 31, 1999              Dec. 31, 1998

El Centro, CA                   76%                        75%

Lompoc, CA                      84%                        82%

Pittsburg, CA                   80%                        85%

Stockton, CA                    84%                        85%

Huntington Beach, CA            90%                        90%

Aurora, CO*                     88%                        88%
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

Item 2.  PROPERTIES

     Registrant owns a fee interest in five mini-storage facilities and a thirty percent (30%) interest in a joint venture with DSI Realty Income Fund IX, an affiliated California limited partnership, owning a sixth mini-storage facility, none of which are subject to long-term indebtedness. Additional information is set forth in Registrant's letter to its Limited Partners regarding the Annual Report, attached hereto as Exhibit 2, and incorporated by this reference. The following table sets forth information as of December 31, 1999 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 24,000 limited partnership units during its offering and currently has 879 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $12.56 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1999 and of $12.50 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1998 and $11.25 per Limited Partnership Unit were declared each quarter for the year ended 1997. It is Registrant's expectations that distributions will continue to be paid in the future.

Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, 1997, 1996, and 1995
         --------------------------------------------------------------------
                     1999        1998          1997          1996        1995
                     ----        ----          ----          ----        ----

TOTAL
REVENUES          $1,964,314   $1,899,608   $1,712,288   $1,624,001   $1,636,156

TOTAL
EXPENSES           1,325,636    1,253,740    1,217,044    1,229,425    1,196,068

EQUITY IN
EARNINGS OF
REAL ESTATE
JOINT
VENTURE              122,453      109,741       93,305       82,729      116,421
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $  761,131   $  755,609   $  588,549   $  477,305   $  556,509
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $3,209,853   $3,668,506   $4,132,136   $4,632,052   $5,245,858
                  ==========   ==========   ==========   ==========   ==========

NET CASH
PROVIDED
BY OPERATING
ACTIVITIES        $1,258,214   $1,219,731   $1,101,200  $1,054,462   $1,136,519
                  ==========   ==========   ==========   ==========   ==========
NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    31.40   $    31.17   $    24.28   $    19.69   $    22.96
                  ==========   ==========   ==========   ==========   ==========

CASH
DISTRIBUTIONS
PER $500
LIMITED
PARTNERSHIP
UNIT              $    50.25   $    50.00   $    45.00   $    45.00   $    45.00
                  ==========   ==========   ==========   ==========   ==========

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

1999 COMPARED TO 1998

     Total revenues increased from $1,899,608 in 1998 to $1,964,314 in 1999, while total expenses increased from $1,253,740 to $1,325,636 and income from the real estate joint venture increased from $109,741 to $122,453. As a result net income increased from $755,609 in 1998 to $761,131 in 1999. The approximate $116,500 (6.3%) increase in rental revenues can be attributed to higher unit rental rates. Occupancy levels for the Partnership's six mini-storage averaged 82.9% for the year ended December 31, 1999 and 84% for the year ended December
31, 1998.   The Partnership is continuing its advertising campaign to attract and keep new tenants in its various mini-storage facilities. The approximate $72,900 (16.3%) increase in operating expenses was due primarily to an increase in yellow pages and other advertising costs, maintenance and repair, workers compensation and security and alarm services expenses. General and administrative expenses and General Partners' incentive management fees remained relatively constant. Property management fees, which are based on revenue increased as a result of the increase in rental revenue. The increase in income from real estate joint venture was the result of higher unit rental rates, partially offset by increase in operating expenses. Average occupancy of the joint venture was 88.0% in 1999 and 87.6% in 1998.


1998 COMPARED TO 1997

     Total revenues increased from $1,712,288 in 1997 to $1,899,608 in 1998, while total expenses increased from $1,217,044 to $1,253,740 and income from the real estate joint venture increased from $93,305 to $109,741. As a result, net income increased from $588,549 in 1997 to $755,609 in 1998. The increase in revenues includes a one-time gain from involuntary conversion of land (see
Note 7 to Financial Statements). The increase in rental revenues is due primarily to higher unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities was 84.9% for the year ended December 31, 1997 and 84.0% for the year ended December 31, 1998. The approximate $33,900 (8.2%) increase in operating expenses was primarily due to increases in yellow pages advertising costs, maintenance and repair, salaries and wages and real estate tax expenses. General and administrative expenses decreased approximately $12,400 (8.9%) primarily as a result of a decrease in legal and professional expenses. The General Partners' incentive management fee increased approximately $7,900 (7.2%) as a result of an increase in cash available for distribution on which this fee is based. Property management fees, which are based on revenue, increased as a result of the increase in rental revenue. The increase in income from the real estate joint venture was the result of higher unit rental rates, as operating and general and administrative expenses remained relatively constant. Average occupancy of the joint venture was 87.6% in 1998 compared to 88.3% in 1997.



                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased approximately $38,500 (3.2%) in 1999 compared to 1998, primarily due to the absence of a gain from involuntary conversion of land (see Note 7 to Financial Statements). Net cash provided by operating activities increased approximately $118,500 (10.8%) in 1998 compared to 1997, primarily due to the increase in net income.

     Cash used in financing activities, as set forth in the statements of cash flows, has been limited to distributions paid to the partners. A special distribution of 1% was declared and paid on December 15, 1999 and 1998.

     Cash used in investing activities, as set forth in the statements of cash flows, consisted of acquisitions of equipment for the Partnership's mini-storage properties. The Partnership has no material commitments for capital expenditures.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Diversified Investors Agency. As of December 31, 1999, Messrs. Robert J. Conway and Joseph
W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 66 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 70 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 76 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1999, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 1999, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1999, attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 1999, together with the reports of its independent auditors, Deloitte & Touche LLP. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 1999.

     (b) No reports on Form 8K were filed during the fiscal year ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VIII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 31, 2000
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 31, 2000
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VIII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________               Dated:  March 31, 2000
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director



By___________________________               Dated:  March 31, 2000
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)

                           DSI REALTY INCOME FUND VIII

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1999, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.

                                    EXHIBIT l
DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)
SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------

                         1999        1998        1997        1996        1995

TOTAL REVENUES        $1,964,314  $1,899,608  $1,712,288  $1,624,001  $1,636,156

TOTAL EXPENSES         1,325,636   1,253,740   1,217,044   1,229,425   1,196,068

EQUITY IN INCOME
 OF REAL ESTATE
 JOINT VENTURE           122,453     109,741      93,305      82,729     116,421
                      ----------  ----------  ----------  ----------  ----------
NET INCOME            $  761,131  $  755,609  $  588,549  $  477,305  $  556,509
                      ==========  ==========  ==========  ==========  ==========
TOTAL ASSETS          $3,209,853  $3,668,506  $4,132,136  $4,632,052  $5,245,858
                      ==========  ==========  ==========  ==========  ==========
NET CASH PROVIDED
BY OPERATING
ACTIVITIES            $1,258,214  $1,219,731  $1,101,200  $1,054,462  $1,136,519
                      ==========  ==========  ==========  ==========  ==========

NET INCOME PER
LIMITED
PARTNERSHIP UNIT      $    31.40  $    31.17  $    24.28  $    19.69  $    22.96
                      ==========  ==========  ==========  ==========  ==========

CASH DISTRIBUTIONS
PER $500 LIMITED
PARTNERSHIP UNIT      $    50.25  $    50.00  $    45.00  $    45.00  $    45.00
                      ==========  ==========  ==========  ==========  ==========



                                                      Operating        Partners'
                                                        Results         Equity

Per financial statements                             $   761,131    $ 2,606,146
Excess financial statement depreciation                  135,177      1,472,480
Excess tax return income
from real estate joint venture                            15,640        205,761
Accrued incentive management fees                                       266,768
Capitalization of property acquisition costs                             80,715
Fixed asset adjustments                                                   2,080
Recognition of deferred rental revenues                                  41,918
Accrued distributions to partners                                       272,728
State taxes                                               (6,040)
                                                     -----------    -----------
Per Partnership income tax return                    $   905,908    $ 4,948,596
                                                     ===========    ===========
Net taxable income per $500 limited
partnership unit                                     $     37.75
                                                     ===========

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

FINANCIAL STATEMENTS:

    Independent Auditors' Report                                             F-1

    Balance Sheets at December 31, 1999 and 1998                             F-2

    Statements of Income for the Three
        Years Ended December 31, 1999                                        F-3

    Statements of Changes in Partners' Equity for
        the Three Years Ended December 31, 1999                              F-4

    Statements of Cash Flows for the Three Years
        Ended December 31, 1999                                              F-5

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

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund VIII:

We have audited the accompanying balance sheets of DSI Realty Income Fund VIII, a California Real Estate Limited Partnership (the "Partnership") as of December 31, 1999 and 1998, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VIII at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


January 28, 2000

DELOITTE & TOUCHE
LONG BEACH, CALIFORNIA

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


ASSETS                                                  1999             1998

CASH AND CASH EQUIVALENTS                           $   483,308     $   458,025

PROPERTY, net (Notes 1, 3 and 7)                      2,460,088       2,914,449

INVESTMENT IN REAL ESTATE
JOINT VENTURE
(Notes 1,2, and 6)                                      222,444         262,591

OTHER ASSETS                                             44,013          33,441
                                                    -----------      -----------
TOTAL                                               $ 3,209,853     $ 3,668,506
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
Distribution due to partners (Note 4)               $   272,727      $   272,727
Incentive management fee payable to
general partners (Note 4)                               271,016          273,143
Property management fees payable (Note 1)                 8,046            7,545
Customer deposits and other liabilities                  51,918           51,918
                                                    -----------      -----------
Total liabilities                                       603,707          605,333
                                                    -----------      -----------
PARTNERS' EQUITY (DEFICIT) (Notes 1 and 4):
General partners                                        (81,721)        (77,150)
Limited partners (24,000 limited
partnership units outstanding
at December 31, 1997 and 1998)                        2,687,867        3,140,323
                                                   ------------      -----------
Total partners' equity                                2,606,146        3,063,173
                                                   ------------      -----------
TOTAL                                               $ 3,209,853      $ 3,668,506
                                                   ============      ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)


STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------


                                               1999         1998         1997

REVENUES:
Rental                                      $1,958,184   $1,841,672   $1,704,301
Gain from involuntary conversion
  (Note 7)                                                   47,117
Interest income                                  6,130       10,819        7,987
                                            ----------   ----------   ----------
Total revenues                               1,964,314    1,899,608    1,712,288
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation                                  469,134      469,134      469,132
 Operating                                     521,278      448,424      414,555
 General and administrative                    122,785      126,231      138,647
 General partners' incentive
  management fee (Note 4)                      114,530      117,867      109,991
 Property management fee (Note 1)               97,909       92,084       84,719
                                            ----------   ----------   ----------
Total expenses                               1,325,636    1,253,740    1,217,044
                                            ----------   ----------   ----------

INCOME BEFORE EQUITY IN
INCOME OF REAL ESTATE
JOINT VENTURE                                  638,678     645,868       495,244

EQUITY IN INCOME OF
REAL ESTATE JOINT
VENTURE (Notes 1,2 and 6)                      122,453     109,741        93,305
                                            __________   __________    _________

NET INCOME                                  $  761,131  $  755,609    $  588,549
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $  753,520  $  748,053    $  582,664
General partners                                 7,611       7,556         5,885
                                            ----------   ----------   ----------
TOTAL                                       $  761,161   $ 755,609   $  477,305
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    31.40   $    31.17   $    24.28
                                            ==========   ==========   ==========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total


BALANCE, JANUARY 1, 1997               $(67,560)     $4,089,606      $4,022,046

 Net income                               5,885         582,664         588,549

 Distributions                          (10,909)     (1,080,000)     (1,090,909)
                                        --------     -----------     -----------
BALANCE, DECEMBER 31, 1997             $(72,584)     $3,592,270      $3,519,686

 Net income                               7,556         748,053         755,609

 Distributions                          (12,122)     (1,200,000)     (1,212,122)
                                        --------     -----------     ----------
BALANCE, DECEMBER 31, 1998             $(77,150)     $3,140,323      $3,063,173

 Net income                               7,611         753,520         761,131

 Distributions                          (12,182)     (1,205,976)     (1,218,158)
                                        --------     -----------     -----------
BALANCE, DECEMBER 31, 1999             $(81,721)     $2,687,867      $2,606,146
                                        ========     ===========     ==========


See accompanying notes to financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------


                                            1999          1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $   761,131   $   755,609   $   588,549
 Adjustments to reconcile net
 income to net cash provided
 by operating activities:
  Depreciation                              469,134       469,134       469,132
  Equity in earnings of
   real estate joint venture               (122,453)     (109,741)      (93,305)
  Distributions from real
   estate joint venture                     162,600       160,800       144,300
  Gain from involuntary conversion                        (47,117)
  Changes in assets and liabilities:
   Receivable from general partners
   Other assets                             (10,572)       (1,837)       (9,920)
   Incentive management fee
    payable to general partners              (2,127)       (7,572)       13,946
   Property management fees payable             501           455           833
   Customer deposits and
    other liabilities                                                   (12,335)
                                        -----------   -----------    -----------
  Net cash provided by operating
  activities                              1,258,214     1,219,731     1,101,200

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions of property                       (14,773)      (14,288)
Proceeds from involuntary conversion                       65,000
                                        -----------   -----------   ------------
  Net cash (used in) provided by
   investing activities                     (14,773)       50,712
                                        -----------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                (1,218,158)   (1,212,122)   (1,090,909)
                                        -----------   -----------   ------------

NET INCREASE IN CASH AND
CASH EQUIVALENTS                             25,283        58,321        10,291
CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        458,025       399,704       389,413
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   483,308   $   458,025   $   399,704
                                        ===========   ===========   ============

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 1999


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

     The Partnership has acquired five mini-storage facilities located in Stockton, Pittsburgh, El Centro, Huntington Beach, and Lompoc, California. The Partnership has also entered into a joint venture with DSI Realty Income Fund IX, through which the Partnership has a 30 percent interest in a mini-storage facility in Aurora, Colorado (see Note 6). All facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner. The mini-storage facilities are operated for the Partnership by Dahn under various agreements that are subject to renewal annually. Under the terms of the agreements, the Partnership is required to pay Dahn a property management fee equal to five percent of gross revenue from operations, as defined.


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

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership taxable income or loss. The net difference between the bases of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes is $2,542,450.

     Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight line basis. The term of the lease agreements is usually less than one year.

     Investment in Real Estate Joint Venture - The Partnership accounts for its 30 percent interest in the Aurora, Colorado facility using the equity method of accounting (see Note 6).

     Reclassifications - Certain reclassifications have been made to the 1998 and 1997 amounts to conform to the 1999 presentation.

     Net  Income  per  Limited   Partnership  Unit  -  Net  income  per  limited
     partnership unit is computed by dividing the net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year (24,000 in 1999, 1998 and 1997).

     Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Partnership's management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
     If the sum of the expected future cash flow is less than the carrying amount of the asset, the Partnership recognizes an impairment loss. No impairment losses were required in 1999, 1998 or 1997.

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

3.   PROPERTY

     As of December 31, 1999 and 1998, the total cost of property and accumulated depreciation are as follows:

                                                  1999                1998
       Land                                   $ 2,287,427        $ 2,287,427
       Buildings and improvements               7,123,388          7,108,615
                                              -----------        -----------

       Total                                    9,410,815          9,396,042
       Less accumulated depreciation           (6,950,727)        (6,481,593)
                                              -----------         ----------

       Property, net                          $ 2,460,088        $ 2,914,449
                                              ===========         ===========


During 1998, the Partnership received proceeds of $65,000 for an involuntary conversion of the land. A gain from involuntary conversion was recorded in the amount of $47,117, and the colst of land was reduced by $17,883 during the year ended December 31, 1998.

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

     In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to nine percent per annum of the cash available for distribution, as defined.

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

6.   INVESTMENT IN REAL ESTATE JOINT VENTURE

     The Partnership is involved in a joint venture (the Buckley Road facility) that owns a mini-storage facility in Aurora, Colorado. Under the terms of the joint venture agreement, the Partnership is entitled to 30 percent of the profits or losses of the venture and owns 30 percent of the mini-storage facility as a tenant in common with DSI Realty Income Fund IX ("Fund IX"), which has the remaining 70 percent interest in the venture. The agreement specifies that DSI Properties, Inc. (a general partner in both the Partnership and Fund IX) shall make all decisions relating to the activities of the joint venture and the management of the property. Summarized financial information of the unaudited Buckley Road financial statements is as follows:


                                                  1999             1998
ASSETS:
 Cash                                          $   16,172      $    11,642

 Property:
  Land                                            586,500          586,500
  Building                                      2,586,208        2,565,446
                                              -----------      -----------
  Total                                         3,172,708        3,151,946
  Less accumulated depreciation                (2,436,739)      (2,267,136)
                                              -----------      -----------
  Property - net                                  735,969          884,810
                                              -----------      -----------
 Other assets                                      19,542            8,995
                                              -----------      -----------

TOTAL                                         $   771,683      $   905,447
                                              ===========      ===========

LIABILITIES AND PARTNERS' EQUITY
 Liabilities                                       26,972           26,913
 Partner's equity                                 744,711          878,534
                                              -----------      -----------
TOTAL                                         $   771,683      $   905,447
                                              ===========      ===========

                                     1999           1998         1997

INCOME STATEMENT DATA:
 Rental revenues                   $774,753       $717,772       $659,073
 Less operating expenses            366,576        351,970        348,055
                                   --------       --------       --------
 Net income                        $408,177       $365,802       $311,018
                                   ========       ========       ========

      Property is stated at cost; depreciation is provided for using the straight-line method over the estimated useful life of 15 years.

7.   INVOLUNTARY CONVERSION

     In March 1998, the City of Stockton acquired approximately 6,089 square feet or 4.8 percent the land to create a pedestrian under pass next to the Partnership's Stockton property. During 1998, the Partnership received a reimbursement in the amount of $65,000 for what City of Stockton believes to have been the fair value of the land. A gain from involuntary conversion was recorded in the amount of $47,117 and the cost of land was reduced by $17,883 during the year ended December 31, 1998.

INDEPENDENT AUDITORS' REPORT


To the Partners of
 DSI Realty Income Fund VIII:

We have audited the statements of income, changes in venturers' capital, and cash flows for the year ended December 31, 1999 of Mini U Storage, Buckley Road Joint Venture, a California General Partnership (the "Joint Venture"). These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of Mini U Storage, Buckley Road Joint Venture for the year ended December 31, 1999 conformity with generally accepted accounting principles.


January 28, 2000


Deloitte & Touche LLP
Los Angeles, California

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross  Amount at Which Carried
                                   Partnership         Acquisition            at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Stockton, CA          None    $371,000  $1,375,823  $ 11,567         $353,117  $1,405,273  $1,758,390 $1,381,022  01/85 07/84 15 Yrs
Pittsburgh, CA        None     317,550   1,122,032     5,482          317,550   1,127,514   1,445,064  1,100,331  05/85 11/84 15 Yrs
El Centro, CA         None     163,560     708,710     3,202          163,560     711,912     875,472    699,517  04/85 12/84 15 Yrs
Lompoc, CA            None     277,200   1,524,419     6,303          277,200   1,530,722   1,807,922  1,519,603  02/85 02/85 15 Yrs
Huntington Bch, CA    None   1,176,000   2,306,020    41,947        1,176,000   2,347,967   3,523,967  2,250,254  06/85 02/85 15 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,305,310  $7,037,004  $ 68,501       $2,287,427  $7,123,388 $ 9,410,815 $6,950,727
                            ==========  ==========  ========       ==========  ========== =========== ==========


                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation


               Balance at January 1, 1997             $ 9,399,637     $5,543,327
                 Additions                                               469,132
                                                      -----------     ----------
               Balance at December 31, 1997           $ 9,399,637     $6,012,459
                 Additions                                 14,288        469,134
                 Disposals                                (17,883)
                                                      -----------     ----------
               Balance at December 31, 1998           $ 9,396,042     $6,481,593
                 Additions                                 14,773        469,134
                                                      -----------     ----------
               Balance at December 31, 1999           $ 9,410,815     $6,950,727
                                                      ===========     ==========

                                    EXHIBIT 2

                                 March 27, 2000

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                           DSI REALTY INCOME FUND VIII

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 1999 and 1998, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1999 accompanied by an independent auditors' report. The Partnership owns five mini-storage facilities, plus a 30% interest in a sixth mini-storage facility on a joint venture basis with an affiliated Partnership, DSI Realty Income Fund IX, a California Limited Partnership. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 1999 and December 31, 1998 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 1999              Dec. 31, 1998

El Centro, CA                          76%                        75%

Lompoc, CA                             84%                        82%

Pittsburg, CA                          85%                        80%

Stockton, CA                           84%                        85%

Huntington Beach, CA                   90%                        90%

Aurora, CO*                            88%                        88%
---------

*The Partnership owns a 30% fee interest in this facility.

     We will keep you informed of the activities of DSI Realty Income Fund VIII as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

                                                     Very truly yours,

                                                     DSI REALTY INCOME FUND VIII
                                                     By:  DSI Properties, Inc.



                                                   By___________________________
                                                     ROBERT J. CONWAY, President