Form 10-Q
period 2001-03-31
DSI REALTY INCOME FUND VIII
filed 2001-05-16
CIK 743366

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2001

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended March 31, 2001 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended March 31, 2001.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended March 31, 2001.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 27, 2001               DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  April 27, 2001               DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer





                                April 27, 2001

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND VIII


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2001. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended March 31, 2001 and 2000, total revenues increased 20.7% from $511,891 to $617,806, total expenses decreased 31.1%
from $347,648 to $239,595, other income  increased  from $1,490 to $1,561 and equity in income of the real estate joint venture increased 34.8% from $32,189 to $43,394. As a result, net income increased 113.8% from $197,922 to $423,166 for the three-month period ended March 31, 2001, as compared to the same period in 2000. Rental revenue increased as a result of higher occupancy and unit rental rates. Occupancy levels for the Part-nership's five mini-storage facilities averaged 93.3% for the three month period ended March 31, 2001, and 84.0% for the same period in 2000. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses de-creased approximately $112,500 (40.8%) primarily as a result of lower maintenance and repair, workers compensation insurance and depreciation expenses, partially offset by increases in yellow pages advertising costs, salaries and wages and property management fees expenses. The decrease in depreciation is the result of the Partnership's properties being fully depreciated. Property management fees, which are based on rental revenue, increased as a result of the increase in rental revenue. General and administrative expenses increased approximately $4,500 (6.3%) primarily as a result of higher incentive management fees, partially offset by a decrease in legal and professional and equipment and computer lease expenses. Incentive management fees, which are based on cash available for distribution, increased as a result of the increase in net income. Equity in income of real estate joint venture increased as a result of lower operating expenses, primarily as a result of a decrease in depreciation expense due to the Partnership's properties being fully depreciated as of December 31, 2000.

The General Partners will continue their policy of funding continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership's resources appear to be adequate to meet its needs. The General Partners anticipate distributions to the Limited Partners to remain at the current level for the foreseeable future.

We are not enclosing a copy of the Partnership Form 10-Q as filed with the Securities and Exchange Commission since all the information set forth therein is contained either in this letter or in the attached financial statements. However, if you wish to receive a copy of said report, please send a written request to DSI Realty Income Fund VIII, P.O. Box 357, Long Beach, California 90801.

                              Very truly yours,

                              DSI REALTY INCOME FUND VIII
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President






                                DSI REALTY INCOME FUND VIII
                     (A California Real Estate Limited Partnership)


BALANCE SHEETS(UNAUDITED)
MARCH 31, 2001 AND DECEMBER 31, 2000

                                          March 31,      December 31,
                                            2001             2000
ASSETS
CASH AND CASH EQUIVALENTS                $  659,886       $  514,497
PROPERTY, NET                             2,287,427        2,287,427

INVESTMENT IN REAL ESTATE
  JOINT VENTURE                             179,968          176,774

OTHER ASSETS                                 60,938           60,938

TOTAL                                    $3,188,219       $3,039,636

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  643,969       $  645,825


PARTNERS' EQUITY (DEFICIT):
     General Partners                       (82,339)         (83,844)
     Limited Partners                     2,626,589        2,477,655

  Total partners' equity                  2,544,250        2,393,811

TOTAL                                    $3,188,219       $3,039,636

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                         March 31,        March 31,
                                           2001             2000
REVENUES:
Rental Income                            $  617,806       $  511,891

EXPENSES:

Operating                                   163,502          276,040
General and administrative                   76,093           71,608
     Total expenses                         239,595          347,648


OPERATING INCOME                            378,211          164,243

OTHER INCOME
    Interest                                  1,561            1,490

INCOME BEFORE EQUITY IN INCOME
  OF REAL ESTATE JOINT VENTURE           $  379,772       $  165,733

EQUITY IN INCOME OF REAL
  ESTATE JOINT VENTURE                       43,394           32,189

NET INCOME                               $  423,166       $  197,922

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  418,934       $  195,943
    General partners                          4,232            1,979

TOTAL                                    $  423,166       $  197,922

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    17.46       $     8.16


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000            24,000

See accompanying notes to financial statements(unaudited).


STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2000            ($81,721)     $2,687,867   $2,606,146

NET INCOME                               1,979         195,943      197,922
DISTRIBUTIONS                           (2,727)       (270,000)    (272,727)

BALANCE AT MARCH 31, 2000             ($82,469)     $2,613,810   $2,531,341

BALANCE AT JANUARY 1, 2001            ($83,844)     $2,477,655   $2,393,811

NET INCOME                               4,232         418,934      423,166
DISTRIBUTIONS                           (2,727)       (270,000)    (272,727)

BALANCE AT MARCH 31, 2001             ($82,339)     $2,626,589   $2,544,250


See accompanying notes to consolidated financial statements(unaudited).

STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                      March 31,         March 31,
                                        2001              2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 423,166       $ 197,922

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                              0         117,283
     Equity in earnings of real
      estate joint venture               (43,394)        (32,189)
     Distributions from real
      estate joint venture                40,200          40,800
     Changes in assets and
      	liabilities:
     Increase in other assets                  0          (5,715)
     Increase in liabilities              (1,856)         (4,127)

Net cash provided by
  operating activities                   418,116         313,974

CASH FLOWS FROM INVESTING ACTIVITIES -
     Additions to property                                     0


CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (272,727)       (272,727)

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      145,389          41,247

CASH AND CASH EQUIVALENTS:

     At beginning of period              514,497         483,308
     At end of period                  $ 659,886        $524,555


See accompanying notes to financial statements(unaudited).


DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   GENERAL

DSI Realty Income Fund VIII (the "Partnership"), a limited partnership, has two general partners (DSI Properties, Inc., and Diversified Investors Agency) and limited partners owning 24,000 limited partnership units. The Partnership was formed under the California Uniform Limited Partnership
Act for the primary purpose of acquiring and operating real estate.

The accompanying financial information as of March 31, 2001, and for the periods ended March 31, 2001, and 2000 is unaudited. Such financial information includes all adjustments considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities located in Stockton, Pittsburg, El Centro, Lompoc and Huntington Beach, California. The total cost of property and accumulated depreciation at March 31, 2001, is as follows:

        Land                                 $  2,287,427
        Buildings and improvements              7,126,997
        Equipment                                  22,831
        Total                                   9,437,255
        Less: Accumulated Depreciation        ( 7,149,828)
        Property - Net                       $  2,287,427


3.   INVESTMENT IN REAL ESTATE JOINT VENTURE

The Partnership is involved in a joint venture with DSI Realty Income
Fund IX through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado. Under the terms of the joint venture agreement, the Partnership is entitled to 30% of the profits and losses of venture and owns 30% of the mini-storage facility as a tenant in common with DSI Realty Income Fund IX, which has the remaining 70% interest in the venture. Summarized income statement information for the three months ended March 31, 2001, and 2000 is as follows:

                                   2001                    2000
     Revenue                     $191,391                $199,079
     Operating Expenses            46,744                  91,784
     Net Income                  $144,647                $107,295


The Partnership accounts for its investment in the real estate joint venture under the equity method of accounting.

4.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.