Form 10-Q
period 2001-06-30
DSI REALTY INCOME FUND VIII
filed 2001-08-15
CIK 743366

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.



For the quarterly period ended June 30, 2001

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended June 30, 2001 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended June 30, 2001.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended June 30, 2001.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 31, 2001                DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  July 31, 2001                DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer




                                July 31, 2001

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND VIII


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2001. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended June 30, 2001 and 2000, total revenues increased 19.4% from $529,876 to $632,472 and total expenses decreased 30.5% from $349,035 to $242,426 and other income decreased from $1,800 to $1,377. Equity in income of the real estate joint venture increased 64.5% from $26,189 to $43,090. As a result, net income increased 108.1% from 208,830 to $434,513 for the three-month period ended June 30, 2001, as compared to the same period in 2000. Rental revenue increased as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 92.5% for the three-month period ended June 30, 2001 as compared to 87.3% for the same period in 2000. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $110,500 (37.4%) primarily as a result of lower maintenance and repair, workers compensation insurance and depreciation expenses, partially offset by increases in advertising costs, property management fees and salary and wage expenses. General and administrative expenses increased approxi-mately $3,900 (7.3%) primarily as a result of relatively insignificant fluctuations in various expense accounts. Equity in income from the real estate joint venture increased as a result of lower operating expenses at that facility, primarily as a result of a decrease in depreciation expense due to the property being fully depreciated as of December 31, 2000.

For the six month periods ended June 30, 2001, and 2000, total revenues increased 20.0% from $1,041,767 to $1,250,278 and total expenses decreased 30.9% from $696,683 to $482,021 and other income decreased from $3,290 to $2,938. Equity in income of the real estate joint venture increased 48.1% from $58,380 to $86,484. As a result, net income increased 110.9% from $406,754 to $857,679 for the six-month period June 30, 2001, as compared to the same period in 2000. Rental revenue increased as a result of higher occupancy and unit rental rates. Operating expenses decreased approximately $223,100 (39.0%) primarily as a result of decreases in repairs and mainten-ance, workers compensation insurance and depreciation expenses, partially off-set by increases in advertising costs, property management fees and salaries and wages expenses. Property management fees, which are based on rental income, increased as a result of the increase in rental revenue. General and administrative expenses increased approximately $8,400 (6.7%) primarily as a result of higher incentive management fees partially offset by a decrease in equipment and computer lease expenses. The increase in equity in income from the real estate joint venture was discussed above.

The General Partners will continue their policy of funding improvements and maintenance of Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet its needs. The General Partners anticipate distributions to the Limited Partners to remain at the current level for the foreseeable future.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND VIII
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President





                                DSI REALTY INCOME FUND VIII
                     (A California Real Estate Limited Partnership)


BALANCE SHEETS(UNAUDITED)
JUNE 30, 2001 AND DECEMBER 31, 2000

                                          June 30,       December 31,
                                            2001             2000
ASSETS

CASH AND CASH EQUIVALENTS                $  811,241       $  514,497
PROPERTY, Net                             2,287,427        2,287,427

INVESTMENT IN REAL ESTATE
  JOINT VENTURE                             182,858          176,774

OTHER ASSETS                                 66,938           60,938

TOTAL                                    $3,348,464       $3,039,636

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  642,428       $  645,825


PARTNERS' EQUITY (DEFICIT):
     General Partners                       (80,722)         (83,844)
     Limited Partners                     2,786,758        2,477,655

  Total partners' equity                  2,706,036        2,393,811

TOTAL                                    $3,348,464       $3,039,636

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                                         June 30,         June 30,
                                           2001             2000
REVENUES:
Rental                                   $  632,472       $  529,876

EXPENSES:

Operating                                   184,909          295,434
General and administrative                   57,517           53,601
     Total expenses                         242,426          349,035

OPERATING INCOME                            390,046          180,841

OTHER INCOME
  Interest                                    1,377            1,800

INCOME BEFORE EQUITY IN INCOME
   OF REAL ESTATE JOINT VENTURE             391,423          182,641

EQUITY IN INCOME OF REAL ESTATE
   JOINT VENTURE                             43,090           26,189

NET INCOME                               $  434,513       $  208,830


AGGREGATE NET INCOME ALLOCATED TO:
    Limited Partners                     $  430,168       $  206,742
    General Partners                          4,345            2,088

TOTAL                                    $  434,513       $  208,830

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    17.92       $     8.61


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000           24,000

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                           June 30,        June 30,
                                             2001            2000

REVENUES:
Rental                                   $1,250,278       $1,041,767

EXPENSES:
Operating                                   348,411          571,474
General and Administrative                  133,610          125,209
Total Expenses                              482,021          696,683

OPERATING INCOME                            768,257          345,084

OTHER INCOME                                  2,938            3,290

INCOME BEFORE EQUITY IN INCOME OF
  REAL ESTATE JOINT VENTURE                 771,195          348,374

EQUITY IN INCOME OF REAL
  ESTATE JOINT VENTURE                       86,484           58,380

NET INCOME                               $  857,679       $  406,754

AGGREGATE NET INCOME ALLOCATED TO:
  Limited Partners                       $  849,102       $  402,686
  General Partners                            8,577            4,068

TOTAL                                    $  857,679       $  406,754

NET INCOME PER LIMITED PARTNERSHIP UNIT      $35.38           $16.78

LIMITED PARTNERSHIP UNITS USED
  IN PER UNIT CALCULATION                    24,000           24,000



See accompanying notes to financial statements (unaudited).



STATEMENTS OF CHANGES IN PARTNERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2000            ($81,721)     $2,687,867   $2,606,146

NET INCOME                               4,068         402,686      406,754
DISTRIBUTIONS                           (5,454)       (540,000)    (545,454)

BALANCE AT JUNE 30, 2000              ($83,107)     $2,550,553   $2,467,446

BALANCE AT JANUARY 1, 2001            ($83,844)     $2,477,655   $2,393,811

NET INCOME                               8,577         849,102      857,679
DISTRIBUTIONS                           (5,455)       (539,999)    (545,454)

BALANCE AT JUNE 30, 2001              ($80,722)     $2,786,758   $2,706,036


See accompanying notes to consolidated financial statements(unaudited).

STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                      June 30,          June 30,
                                        2001              2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 857,679       $ 406,754

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                              0         234,566
     Equity in earnings of
      real estate joint venture          (86,484)        (58,380)
     Distributions from real
      estate joint venture                80,400          77,400
     Changes in assets and
      	liabilities:

     Increase in other assets             (6,000)              0
    (Decrease)increase in liabilities     (3,397)         19,890

Net cash provided by
  operating activities                   842,198         680,230


CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (545,454)       (545,454)

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      296,744         134,776

CASH AND CASH EQUIVALENTS:

     At beginning of period              514,497         483,308
     At end of period                  $ 811,241        $618,084


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

The accompanying financial information as of June 30, 2001, and for the periods ended June 30, 2001, and 2000 is unaudited. Such financial information includes all adjustments considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities located in Stockton, Pittsburg, El Centro, Lompoc and Huntington Beach, California. The total cost of property and accumulated depreciation at June 30, 2001, is as follows:

        Land                                 $  2,287,427
        Buildings and improvements              7,126,997
        Equipment                                  22,831
        Total                                   9,437,255
        Less: Accumulated Depreciation        ( 7,149,828)
        Property - Net                       $  2,287,427


3.   INVESTMENT IN REAL ESTATE JOINT VENTURE

The Partnership is involved in a joint venture with DSI Realty Income Fund IX through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado. Under the terms of the joint venture agreement, the Partnership is entitled to 30% of the profits and losses of the venture and owns 30% of the mini-storage facility as a tenant in common with DSI Realty Income Fund IX, which has the remaining 70% interest in the venture. Summarized income statement information for the six months ended June 30, 2001, and 2000 is as follows:

                                   2001                   2000
     Revenue                     $389,206               $382,920
     Operating Expenses           100,926                188,326
     Net Income                  $288,280               $194,594


The Partnership accounts for its investment in the real estate joint venture under the equity method of accounting.

4.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.