Form 10-Q
period 2001-09-30
DSI REALTY INCOME FUND VIII
filed 2001-11-14
CIK 743366

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2001

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended September 30, 2001, which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended September 30, 2001.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended September 30, 2001.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 31, 2001             DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  October 31, 2001             DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer




                           October 31, 2001


		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND VIII


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2001. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2001 and 2000, total revenues increased 17.7% from $565,527 to $665,379 and total expenses decreased 29.1% from $374,986 to $266,021 and other income decreased from $1,917 to $1,107. Equity in income of the real estate joint venture increased 34.5% from $29,487 to $39,652. As a result, net income increased 98.3% from $221,945 to $440,117 for the three-month period ended September 30, 2001, as compared to the same period in 2000. Rental revenue increased as a result of higher unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 90.2% for the three-month period ended September 30, 2001 as compared to 92.0% for the same period in 2000. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $130,000 (39.1%) primarily as a result of lower salaries and wages, security alarm services and depreciation expenses, partially offset by increases in advertising, repairs and maintenance and property management fees expenses. General and administrative expenses increased approximately $21,000 (49.6%) primarily as a result of an increase in incentive management fees. Incentive management fees, which are based on cash available for distribution, increased as a result of the increase in net income. Equity in income from the real estate joint venture increased as a result of lower operating expenses at that facility, primarily as a result of a decrease in depreciation expense due to the property being fully depreciated as of December 31, 2000.

For the nine-month periods ended September 30, 2001, and 2000, total revenues increased 19.2% from $1,607,293 to $1,915,657 and total expenses decreased 30.2% from $1,071,669 to $748,042 and other income decreased from $5,207 to $4,045. Equity in income of the real estate joint venture increased 43.6% from $87,868 to $126,136. As a result, net income increased 106.4% from $628,699 to $1,297,796 for the nine-month period ended September 30, 2001, as compared to the same period in 2000. Rental revenue increased as a result of higher occupancy and unit rental rates. Operating expenses decreased approximately $353,100 (39.1%) primarily as a result of decreases in repairs and maintenance, workers compensation insurance, security alarm services and depreciation expenses, partially offset by increases in advertising, property management fees and salaries and wages expenses. Property management fees, which are based on rental income, increased as a result of the increase in rental revenue. General and administrative expenses increased approximately $29,400 (17.5%) primarily as a result of higher incentive management fees partially offset by a a decrease in equipment and computer lease expenses. The increase in incentive management fees was discussed above. The increase in equity in income from the real estate joint venture was also discussed above.

The General Partners will continue their policy of funding improvements and maintenance of Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet its needs. The General Partners anticipate distributions to Limited Partners to remain at the current level for the foreseeable future.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND VIII
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President





                                DSI REALTY INCOME FUND VIII
                     (A California Real Estate Limited Partnership)



BALANCE SHEETS(UNAUDITED)
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                       September 30,      December 31,
                                            2001             2000
ASSETS

CASH AND CASH EQUIVALENTS                $1,026,504       $  514,497
PROPERTY, Net                             2,287,427        2,287,427
INVESTMENT IN REAL ESTATE
  JOINT VENTURE                             181,710          176,774
OTHER ASSETS                                 66,938           60,938

TOTAL                                    $3,562,579       $3,039,636

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  689,153       $  645,825

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (79,047)         (83,844)
     Limited Partners                     2,952,473        2,477,655

  Total partners' equity                  2,873,426        2,393,811

TOTAL                                    $3,562,579       $3,039,636

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                       September 30,    September 30,
                                           2001             2000
REVENUES:

Rental                                   $  665,379       $  565,527

EXPENSES:

Operating                                   202,564          332,560
General and administrative                   63,457           42,426
     Total expenses                         266,021          374,986

OPERATING INCOME                            399,358          190,541

OTHER INCOME
   Interest                                   1,107            1,917

INCOME BEFORE EQUITY IN INCOME
   OF REAL ESTATE JOINT VENTURE             400,465          192,458
EQUITY IN INCOME OF
   REAL ESTATE JOINT VENTURE                 39,652           29,487

NET INCOME                               $  440,117       $  221,945


AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  435,716       $  219,726
    General partners                          4,401            2,219

TOTAL                                    $  440,117       $  221,945

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    18.15       $     9.16


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000           24,000

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                      September 30,     September 30,
                                           2001             2000



REVENUES:

Rental                                 $1,915,657       $1,607,293

EXPENSES:
Operating                                 550,975          904,034
General and administrative                197,067          167,635
Total expenses                            748,042        1,071,669

OPERATING INCOME                        1,167,615          535,624

OTHER INCOME
   Interest                                 4,045            5,207

INCOME BEFORE EQUITY IN INCOME
OF REAL ESTATE JOINT VENTURE            1,171,660          540,831

EQUITY IN INCOME OF REAL
ESTATE JOINT VENTURE                      126,136           87,868

NET INCOME                             $1,297,796         $628,699


AGGREGATE NET INCOME ALLOCATED TO:
Limited Partners                        1,284,818          622,412
General Partners                           12,978            6,287

TOTAL                                   1,297,796          628,699

NET INCOME PER LIMITED
PARTNERSHIP UNIT                           $53.53           $25.93

LIMITED PARTNERSHIP UNITS
USED IN PER UNIT CALCULATION               24,000           24,000

See accompanying notes to financial statements(unaudited).

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL

BALANCE AT JANUARY 1, 2000            ($81,721)     $2,687,867   $2,606,146

NET INCOME                               6,287         622,412      628,699
DISTRIBUTIONS                           (8,181)       (810,000)    (818,181)

BALANCE AT SEPTEMBER 30, 2000         ($83,615)     $2,500,279   $2,416,664

BALANCE AT JANUARY 1, 2001            ($83,844)     $2,477,655   $2,393,811

NET INCOME                              12,978       1,284,818    1,297,796
DISTRIBUTIONS                           (8,181)       (810,000)    (818,181)

BALANCE AT SEPTEMBER 30, 2001         ($79,047)     $2,952,473   $2,873,426


See accompanying notes to consolidated financial statements(unaudited).

STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                    September 30,     September 30,
                                        2001              2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                            $1,297,796        $628,699

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                              0         351,850
     Equity in earnings of
       real estate joint venture        (126,136)        (87,868)
     Distributions from
       real estate joint venture         121,200         129,300

     Changes in assets and
      	liabilities:

     Increase in other assets             (6,000)              0
     (Decrease)increase in liabilities    43,328          34,238

Net cash provided by
  operating activities                 1,330,188       1,056,219


CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (818,181)       (818,181)

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      512,007         238,038

CASH AND CASH EQUIVALENTS:

     At beginning of period              514,497         483,308
     At end of period                 $1,026,504       $ 721,346


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

The accompanying financial information as of September 30, 2001, and for the periods ended September 30, 2001, and 2000 is unaudited. Such financial information includes all adjustments considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities located in Stockton, Pittsburg, El Centro, Lompoc and Huntington Beach, California. The total cost of property and accumulated depreciation at September 30, 2001, is as follows:

        Land                                 $  2,287,427
        Buildings and improvements              7,126,997
        Equipment                                  22,831
        Total                                   9,437,255
        Less: Accumulated Depreciation        ( 7,149,828)
        Property - Net                       $  2,287,427



3.   INVESTMENT IN REAL ESTATE JOINT VENTURE

The Partnership is involved in a joint venture with DSI Realty Income
Fund IX through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado. Under the terms of the joint venture agreement, the Partnership is entitled to 30% of the profits and losses of the venture and owns 30% of the mini-storage facility as a tenant in common with DSI Realty Income Fund IX, which has the remaining 70% interest in the venture. Summarized income statement information for the nine months ended September 30, 2001, and 2000 is as follows:

                                   2001                    2000
     Revenue                     $590,984                $583,083
     Operating Expenses           170,530                 290,192
     Net Income                  $420,454                $292,891


The Partnership accounts for its investment in the real estate joint venture under the equity method of accounting.

4.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.