Form 10-K
period 2001-12-31
DSI REALTY INCOME FUND VIII
filed 2002-03-27
CIK 743366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2001. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from ____________ to ______________.

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



                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2001, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2001, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 2001, incorporated by reference to Form 10-K, Part III.

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

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2001 and December 31, 2000 were as follows:

Location of Property       Average Occupancy         Average Occupancy
                           Level for the              Level for the
                           Year Ended                 Year Ended
                           Dec. 31, 2001              Dec. 31, 2000

El Centro, CA                   88%                        82%

Lompoc, CA                      96%                        91%

Pittsburg, CA                   90%                        89%

Stockton, CA                    91%                        91%

Huntington Beach, CA            90%                        90%

Aurora, CO*                     88%                        86%
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



Item 2.  PROPERTIES

     Registrant owns a fee interest in five mini-storage facilities and a thirty percent (30%) interest in a joint venture with DSI Realty Income Fund IX, an affiliated California limited partnership, owning a sixth mini-storage facility, none of which are subject to long-term indebtedness. Additional information is set forth in Registrant's letter to its Limited Partners regarding the Annual Report, attached hereto as Exhibit 2, and incorporated by this reference. The following table sets forth information as of December 31, 2001 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 24,000 limited partnership units during its offering and currently has 861 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $16.31 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2001 and $14.44 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2000 and $12.56 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1999. It is Registrant's expectations that distributions will continue to be paid in the future.

Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999, 1998, and 1997
         --------------------------------------------------------------------
                     2001        2000          1999          1998        1997
                     ----        ----          ----          ----        ----

TOTAL REVENUES
AND OTHER
INCOME            $2,560,170  $2,191,329    $1,964,314   $1,899,608   $1,712,288

TOTAL
EXPENSES           1,017,264   1,124,448     1,325,636    1,253,740    1,217,044

EQUITY IN
INCOME OF
REAL ESTATE
JOINT
VENTURE              168,986      121,220      122,453      109,741       93,305
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,711,892   $1,188,101   $  761,131   $  755,609   $  588,549
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $3,159,545   $3,039,636   $3,209,853   $3,668,506   $4,132,136
                  ==========   ==========   ==========   ==========   ==========

CASH FLOW FROM:
(USED IN):
OPERATING         $1,522,378   $1,291,175   $1,095,614   $1,058,931   $  956,900
INVESTING                -        (26,440)     (14,773)      50,712          -
                   1,417,681   (1,233,546)  (1,055,558)  (1,051,322)   (946,609)


NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    70.62   $    49.01   $    31.40   $    31.17   $    24.28
                  ==========   ==========   ==========   ==========   ==========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $    65.25   $    57.77   $    50.25   $    50.00   $    45.00
                  ==========   ==========   ==========   ==========   ==========





Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

2001 COMPARED TO 2000

Total revenues increased from $2,183,874 in 2000 to $2,555,493 in 2001, total expenses decreased from $1,124,448 to $1,017,264, other income decreased from $7,455 to $4,677 and income from the real estate joint venture increased from $121,220 to $168,986. As a result, net income increased from $1,188,101 in 2000 to $1,711,892 in 2001. The approximate $371,600 (17.0%) increase in rental revenues can be attributed to higher occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 91.3% for the year ended December 31, 2001 and 89.0% for the year ended December 31, 2000. The Partnership is continuing its advertising campaign to attract and keep new tenants in its various mini-storage facilities. The approximate $27,800 (5.0%) increase in operating expenses was due primarily to an increase in repairs and maintenance and salaries and wages expenses, partially offset by a decrease in workers compensation insurance expense. General and administrative expenses remained relatively constant. General Partners' incentive management fees increased as a result of the increase in net income. Property management fees, which are based on revenue, increased as a result of the increase in rental revenue. Income from real estate joint venture increased approximately $47,800 (39.4%) primarily as a result of an increase in rental revenue and a decrease in depreciation expense. Average occupancy of the joint venture facility was 88.7% in 2001 and 86.2% in 2000.


2000 COMPARED TO 1999

Total revenues increased from $1,958,184 in 1999 to $2,183,874 in 2000, total expenses decreased from $1,325,636 to $1,124,448, other income increased from $6,130 to $7,455 and income from the real estate joint venture decreased from $122,453 to $121,220. As a result, net income increased from $761,131 in 1999 to $1,188,101 in 2000. The approximate $225,700 (11.5%) increase in rental revenues is attributed to higher occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 89.0% for the ended December 31, 2000 and 82.9% for the year ended December 31, 1999. The Partnership continued its advertising campaign to attract and keep new tenants in its various mini-storage facilities. The approximate $37,800 (7.3%) increase in operating expenses was due primarily to an increase in yellow pages and other advertising costs, salaries and wages and workers compensation insurance expenses, partially offset by a decrease in repair and maintenance expense. General and administrative expenses increased as a result of higher legal and professional expenses. General Partners' incentive management fees increased as a result of the increase in net income. Property management fees, wich are based on revenue, increased as a result of the in-crease in rental revenue. Income from real estate joint venture remained relatively constant. Average occupancy of the joint venture facility was 86.2% in 2000 and 88.0% in 1999.

Operating expenses consits mainly of expenses such as yellow pages and other advertising, utilities, repairs and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, postage, accounting services and computer expenses.



                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased approximately $231,200 (17.9%) in 2001 compared to 2000, primarily due to an increase in net income. Net cash provided by operating activities increased approximately $195,600 (17.9%) in 2000 compared to 1999, primarily due to increase in net income and other liabilities.

     Cash used in financing activities, as set forth in the statements of cash flows, has been limited to distributions paid to the partners. A special distribution of 4.0%, 2.5%, and 1% of capital contributed by limited partners, was declared and paid on December 15, 2001, 2000 and 1999 respectively.

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

                QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2001 and 2000 was as follows:

                                            2001 Quarter Ended
                                            ------------------

                               March 31   June 30   September 30   December 31

Total revenues                 $617,806   $632,472   $665,379       $639,836

Income before interest          379,772    391,423    400,465        371,246
  in joint venture

Net income                      423,166    434,513    440,117        414,096

Net income per limited
 partnership unit             $  17.46    $  17.92   $  18.15       $  17.08

Weighted average number
 of limited partnership
 units outstanding              24,000      24,000     24,000         24,000

                                            2000 Quarter Ended
                                            ------------------

                               March 31   June 30   September 30   December 31

Total revenues                 $511,891   $529,876   $565,527       $576,580

Income before interest
  in joint venture              165,733    182,641    192,458        526,049

Net income                      197,922    208,830    221,945        559,404

Net income per limited         $   8.16   $   8.61   $   9.16      $   23.08
  partnership unit

Weighted average number
  of limited partnership
  units outstanding              24,000     24,000     24,000         24,000




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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Diversified Investors Agency. As of December 31, 2001, Messrs. Robert J. Conway and Joseph
W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 68 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 72 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 78 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2001, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 2001, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2001, attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 2001, together with the reports of its independent auditors, Deloitte & Touche LLP. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 2001.

     (b) No reports on Form 8K were filed during the fiscal year ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VIII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 28, 2002
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 28, 2002
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VIII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________               Dated:  March 28, 2002
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director



By___________________________               Dated:  March 28, 2002
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)


                           DSI REALTY INCOME FUND VIII

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2001, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.



                                    EXHIBIT l
DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)
SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------
                     2001        2000          1999          1998        1997
                     ----        ----          ----          ----        ----

TOTAL REVENUES
AND OTHER
INCOME            $2,560,170   $2,191,329   $1,964,314   $1,899,608   $1,712,288

TOTAL
EXPENSES           1,017,264    1,124,448    1,325,636    1,253,740    1,217,044

EQUITY IN
INCOME OF
REAL ESTATE
JOINT
VENTURE              168,986      121,220      122,453      109,741       93,305
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,711,892   $1,188,101   $  761,131   $  755,609   $  588,549
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $3,159,545   $3,039,636   $3,209,853   $3,668,506   $4,132,136
                  ==========   ==========   ==========   ==========   ==========

CASH FLOW FROM:
(USED IN):
OPERATING         $1,522,378   $1,291,175   $1,095,614   $1,058,931   $  956,900
INVESTING                -        (26,440)     (14,773)      50,712          -
                   1,417,681   (1,233,546)  (1,055,558)  (1,051,322)   (946,609)


NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    70.62   $    49.01   $    31.40   $    31.17   $    24.28
                  ==========   ==========   ==========   ==========   ==========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $    65.25   $    57.77   $    50.25   $    50.00   $    45.00
                  ==========   ==========   ==========   ==========   ==========

The following are reconciliations between the net income and partners' equity for the financial statements and the Partnership's income tax return for the year ended December 31, 2001.



                                                          Net        Partners'
                                                         Income        Equity

Per financial statements                             $ 1,711,892    $ 2,523,922
Excess financial statement depreciation                 (333,276)     1,004,465
Excess tax return income
from real estate joint venture                           (36,349)       179,021
Accrued incentive management fees                                       266,768
Capitalization of property acquisition costs                             80,713
Fixed asset adjustments                                                   2,080
Recognition of deferred rental revenues                                  41,918
Accrued distributions to partners                                       272,731
State taxes                                               (6,023)
                                                     -----------    -----------
Per Partnership income tax return                    $ 1,336,244    $ 4,371,618
                                                     ===========    ===========
Net taxable income per limited
partnership unit                                     $     55.12
                                                     ===========


DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

FINANCIAL STATEMENTS:

    Independent Auditors' Report                                             F-1

    Balance Sheets at December 31, 2001 and 2000                             F-2

    Statements of Income for the Three
        Years Ended December 31, 2001                                        F-3

    Statements of Changes in Partners' Equity (Deficit) for
        the Three Years Ended December 31, 2001                              F-4

    Statements of Cash Flows for the Three Years
        Ended December 31, 2001                                              F-5

    Notes to Financial Statements                                            F-6


SUPPLEMENTAL SCHEDULE:


    Schedule III - Real Estate and Accumulated Depreciation                 F-10


SCHEDULES OMITTED:

Financial statements and schedules not listed above are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements named above, or in the notes thereto.





INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund VIII:

We have audited the accompanying balance sheets of DSI Realty Income Fund VIII, a California Real Estate Limited Partnership (the "Partnership") as of December 31, 2001 and 2000, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial state-ment schedule listed in the Index at Item 14. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VIII at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
February 1, 2002





DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


ASSETS                                                  2001             2000

CASH AND CASH EQUIVALENTS                           $   619,194     $   514,497

PROPERTY, net (Notes 3 and 7)                         2,287,427       2,287,427

INVESTMENT IN REAL ESTATE
JOINT VENTURE
(Notes 2 and 6)                                         181,660         176,774

OTHER ASSETS                                             71,264          60,938
                                                    -----------      -----------
TOTAL                                               $ 3,159,545     $ 3,039,636
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
Distribution due to partners (Note 4)               $   272,727      $  272,727
Incentive management fee payable to
general partners (Note 4)                               276,722         274,669
Property management fees payable                         10,087           9,916
Customer deposits and other liabilities                  76,087          88,513
                                                    -----------      -----------
Total liabilities                                       635,623         645,825
                                                    -----------      -----------
PARTNERS' EQUITY (DEFICIT) (Notes 4):
General partners                                        (82,543)        (83,844)
Limited partners (24,000 limited
partnership units outstanding
at December 31, 2001 and 2000)                        2,606,465        2,477,655
                                                   ------------      -----------
Total partners' equity                                2,523,922        2,393,811
                                                   ------------      -----------
TOTAL                                               $ 3,159,545      $ 3,039,636
                                                   ============      ===========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)


STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------


                                               2001         2000         1999

REVENUES:
Rental                                      $2,555,493   $2,183,874   $1,958,184
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation                                               199,101      469,134
 Operating                                     586,846      559,057      521,278
 General and administrative                    135,671      131,867      122,785
 General partners' incentive
  management fee (Note 4)                      167,714      124,878      114,530
 Property management fee                       127,033      109,545       97,909
                                            ----------   ----------   ----------
Total expenses                               1,017,264    1,124,448    1,325,636
                                            ----------   ----------   ----------
OPERATING INCOME                             1,538,229    1,059,426      632,548

OTHER INCOME:

Interest income                                  4,677        7,455        6,130
                                             ---------   ----------   ----------
INCOME BEFORE EQUITY IN
INCOME OF REAL ESTATE
JOINT VENTURE                                1,542,906    1,066,881      638,678

EQUITY IN INCOME OF
REAL ESTATE JOINT
VENTURE (Notes 2 and 6)                        168,986      121,220      122,453
                                            __________   __________    _________

NET INCOME                                  $1,711,892   $1,188,101   $  761,131
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $1,694,773   $1,176,220   $  753,520
General partners                                17,119       11,881        7,611
                                            ----------   ----------   ----------
TOTAL                                       $1,711,892   $1,188,101   $  761,131
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    70.62   $    49.01   $    31.40
                                            ==========   ==========   ==========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total


BALANCE, JANUARY 1, 1999               $(77,150)     $3,140,323      $3,063,173

 Net income                               7,611         753,520         761,131

 Distributions                          (12,182)     (1,205,976)     (1,218,158)
                                        --------     -----------     -----------
BALANCE, DECEMBER 31, 1999             $(81,721)     $2,687,867      $2,606,146

Net income                               11,881       1,176,220       1,188,101

Distributions                           (14,004)     (1,386,432)     (1,400,436)
                                        --------     -----------     -----------
BALANCE, DECEMBER 31, 2000             $(83,844)     $2,477,655      $2,393,811

Net income                               17,119       1,694,773       1,711,892

Distributions                           (15,818)     (1,565,963)     (1,581,781)
                                        --------     -----------     -----------
BALANCE, DECEMBER 31, 2001             $(82,543)     $2,606,465      $2,523,922
                                        ========     ===========     ===========


See accompanying notes to financial statements.



DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------


                                            2001          2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $ 1,711,892   $ 1,188,101   $   761,131
 Adjustments to reconcile net
 income to net cash provided
 by operating activities:
  Depreciation                                            199,101       469,134
  Equity in earnings of
   real estate joint venture               (168,986)     (121,220)     (122,453)
  Changes in assets and liabilities:
   Receivable from general partners
   Other assets                             (10,326)      (16,925)      (10,572)
   Incentive management fee
    payable to general partners               2,053         3,653        (2,127)
   Property management fees payable             171         1,870           501
   Customer deposits and
    other liabilities                       (12,426)       36,595
                                        -----------   -----------    -----------
  Net cash provided by operating
  activities                              1,522,378     1,291,175     1,095,614

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions of property                                     (26,440)      (14,773)
                                        -----------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                (1,581,781)   (1,400,436)   (1,218,158)
Distributions from real
   estate joint venture                     167,700       166,890       162,600
Contributions to real
   estate joint venture                      (3,600)
                                        -----------   -----------   ------------
 Net cash used in
     financing activities                (1,417,681)   (1,233,546)   (1,055,558)

NET INCREASE IN CASH AND
CASH EQUIVALENTS                            104,697        31,189        25,283
CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        514,497       483,308       458,025
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   619,194   $   514,497   $   483,308
                                        ===========   ===========   ============

See accompanying notes to financial statements.


DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2001


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

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes is $1,847,696.

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

     Net  Income  per  Limited   Partnership  Unit  -  Net  income  per  limited
     partnership unit is computed by dividing the net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year (24,000 in 2001, 2000, and 1999).

     Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Partnership's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
     If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impair-ment loss to the extent that the carrying value exceeded the fair value of the property. No impairment losses were required in 2001, 2000, or 1999.

     Fair Value of Financial Instruments - The Partnership's financial instru-ments consist primarily of cash and cash equivalents, receivables, accounts payable and accrued liabilities. The carrying values of all financial instruments are representative of their fair values due to their short-term maturities.

     Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash equivalents and rent receivables. The Partnership places its cash equivalents with high credit quality institutions.

     Reclassifications - Certain reclassifications have been made to the 2000 and 1999 amounts to conform to the 2001 presentation.


3.   PROPERTY

     As of December 31, 2001 and 2000, the total cost of property and accumulated depreciation are as follows:


       Land                                   $ 2,287,427
       Buildings and improvements               7,149,828
                                              -----------

       Total                                    9,437,255
       Less accumulated depreciation           (7,149,828)
                                              -----------

       Property, net                          $ 2,287,427
                                              ===========


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

     Investment in real estate joint venture is summarized as follows:

                                                    December 31


                                     2001           2000         1999

 Beginning balance                 $ 176,774      $ 222,444      $ 262,591
 Income allocation                   168,986        121,220        122,453
 Distribution                       (167,700)      (166,890)      (162,600)
 Contributions                         3,600
                                   ---------      ---------      ---------
 Ending balance                    $ 181,660      $ 176,774      $ 222,444
                                   =========      =========      =========


Summarized financial information of the Buckley Road statements is as follows:

                                          2001             2000
                                               (Unaudited)

Assets:
 Cash                               $   12,729         $   13,652
                                    ----------         ----------

Property:
 Land                                  586,500            586,500
 Building                            2,597,764          2,586,208
                                    ----------         ----------
Total                                3,184,264          3,172,708
Less accumulated
 depreciation                        2,588,519          2,586,208
                                    ----------         ----------
Property, net                          595,745            586,500

Other assets                            21,044             19,542
                                    ----------         ----------
Total                               $  629,518         $  619,694

Liabilities and Partners' Equity:
 Liabilities                        $   20,752         $   27,215
 Partners' equity                      608,766            592,479
                                    ----------         ----------
Total                               $  629,518         $  619,694
                                    ==========         ==========


                                     2001           2000         1999

Income Statement Data:
 Rental revenues                 $  782,893     $  763,992    $  774,753
 Less expenses                      219,606        359,924       366,576

Net income                          563,287        404,068       408,177
                                    -------        -------       -------
Allocation of net income         $  168,986     $  121,220    $  122,453
                                 ==========     ==========    ==========


Property is stated at cost; depreciation is provided for using the straight-line method over the estimated useful life of 15 years.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross  Amount at Which Carried
                                   Partnership         Acquisition            at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Stockton, CA          None    $371,000  $1,375,823  $ 24,599         $353,117  $1,418,304  $1,771,422 $1,418,304  01/85 07/84 15 Yrs
Pittsburgh, CA        None     317,550   1,122,032    18,890          317,550   1,140,922   1,458,472  1,140,922  05/85 11/84 15 Yrs
El Centro, CA         None     163,560     708,710     3,202          163,560     711,912     875,472    711,912  04/85 12/84 15 Yrs
Lompoc, CA            None     277,200   1,524,419     6,303          277,200   1,530,722   1,807,922  1,530,722  02/85 02/85 15 Yrs
Huntington Bch, CA    None   1,176,000   2,306,020    41,947        1,176,000   2,347,968   3,523,967  2,347,968  06/85 02/85 15 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,305,310  $7,037,004  $ 94,941       $2,287,427  $7,149,828 $ 9,437,255 $7,149,828
                            ==========  ==========  ========       ==========  ========== =========== ==========


                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation


               Balance, January 1 1999                $ 9,396,042     $6,481,593
                 Additions                                 14,773        469,134
                                                      -----------     ----------
               Balance, December 31, 1999             $ 9,410,815     $6,950,727
                 Additions                                 26,440        199,101
                                                      -----------     ----------
               Balance, December 31, 2000             $ 9,437,255     $7,149,828
                 Additions                                  -              -
                                                      -----------     ----------
               Balance, December 31, 2002             $ 9,437,255     $7,149,828
                                                      ===========     ==========

                                    EXHIBIT 2

                                 March 28, 2002

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                           DSI REALTY INCOME FUND VIII

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 2001 and 2000, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 2001 accompanied by an independent auditors' report. The Partnership owns five mini-storage facilities, plus a 30% interest in a sixth mini-storage facility on a joint venture basis with an affiliated Partnership, DSI Realty Income Fund IX, a California Limited Partnership. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2001 and December 31, 2000 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 2001              Dec. 31, 2000

El Centro, CA                          88%                        82%

Lompoc, CA                             96%                        91%

Pittsburg, CA                          90%                        89%

Stockton, CA                           91%                        91%

Huntington Beach, CA                   90%                        90%

Aurora, CO*                            88%                        86%
---------

*The Partnership owns a 30% fee interest in this facility.

     We will keep you informed of the activities of DSI Realty Income Fund VIII as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

                                                     Very truly yours,

                                                     DSI REALTY INCOME FUND VIII
                                                     By:  DSI Properties, Inc.



                                                   By___________________________
                                                     ROBERT J. CONWAY, President