Form 10-Q
period 2002-03-31
DSI REALTY INCOME FUND VIII
filed 2002-05-15
CIK 743366

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2002

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended March 31, 2002 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended March 31, 2002.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended March 31, 2002.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 26, 2002               DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  April 26, 2002               DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer





                                April 26, 2002

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND VIII


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2002. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended March 31, 2002 and 2001, total revenues increased 3.4% from $617,806 to $638,942, total expenses increased 9.5% from $239,595 to $262,313, other income decreased from $1,561 to $282 and equity in income of the real estate joint venture decreased 14.3% from $43,394 to $37,188. As a result, net income decreased 2.1% from $423,166 to $414,099 for the three-month period ended March 31, 2002, as compared to the same period in 2001. Rental revenue increased as a result of higher occupancy and unit rental rates. Occupancy levels for the Part-nership's five mini-storage facilities averaged 86.4% for the three month period ended March 31, 2002, and 93.3% for the same period in 2001. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses in-creased approximately $20,500 (12.5%) primarily as a result of higher maintenance and repair and workers compensation insurance expenses. General and administrative expenses increased approximately $2,200 (2.9%) primarily as a result of higher equipment and computer lease expenses. Equity in income of real estate joint venture decreased as a result of lower rental revenue at the joint venture property.

On April 5, 2002, the General Partners received a copy of a hostile tender offer from MacKenzie Patterson, Inc. and associated corporations and limited partnerships to purchase all of the units in the Partnership. The General Partners have determined that the hostile tender offer is not in the best interests of the Limited Partners, that the tender offer is grossly inadequate given the performance history of the Limited Partnership and the inherent value of the units, and recommend that the Limited Partners reject the hostile tender offer and not tender their Units pursuant thereto.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND VIII
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President






                                DSI REALTY INCOME FUND VIII
                     (A California Real Estate Limited Partnership)


BALANCE SHEETS(UNAUDITED)
MARCH 31, 2002 AND DECEMBER 31, 2001


                                          March 31,      December 31,
                                            2002             2001

ASSETS
CASH AND CASH EQUIVALENTS                $  781,181       $  619,194
PROPERTY, NET                             2,287,427        2,287,427

INVESTMENT IN REAL ESTATE
  JOINT VENTURE                             182,548          181,660

OTHER ASSETS                                 71,264           71,264

TOTAL                                    $3,322,420       $3,159,545

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  657,126       $  635,623


PARTNERS' EQUITY (DEFICIT):
     General Partners                       (81,129)         (82,543)
     Limited Partners                     2,746,423        2,606,465

  Total partners' equity                  2,665,294        2,523,922

TOTAL                                    $3,322,420       $3,159,545

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                         March 31,        March 31,
                                           2002             2001
REVENUES:

Rental Income                            $  638,942       $  617,806

EXPENSES:

Operating                                   183,985          163,502
General and administrative                   78,328           76,093
     Total expenses                         262,313          239,595


OPERATING INCOME                            376,629          378,211

OTHER INCOME
    Interest                                    282            1,561

INCOME BEFORE EQUITY IN INCOME
  OF REAL ESTATE JOINT VENTURE           $  376,911       $  379,772

EQUITY IN INCOME OF REAL
  ESTATE JOINT VENTURE                       37,188           43,394

NET INCOME                               $  414,099       $  423,166

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  409,958       $  418,934
    General partners                          4,141            4,232

TOTAL                                    $  414,099       $  423,166

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    17.08       $    17.46


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000            24,000

See accompanying notes to financial statements(unaudited).


STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL



BALANCE AT JANUARY 1, 2002            ($82,543)     $2,606,465   $2,523,922

NET INCOME                               4,141         409,958      414,099
DISTRIBUTIONS                           (2,727)       (270,000)    (272,727)

BALANCE AT MARCH 31, 2002             ($81,129)     $2,746,423   $2,665,294



See accompanying notes to consolidated financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                      March 31,         March 31,
                                        2002              2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 414,099       $ 423,166

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Equity in earnings of real
      estate joint venture               (37,188)        (43,394)
     Distributions from real
      estate joint venture                36,300          40,200
     Changes in assets and
      	liabilities:
     Increase(decrease)in liabilities     21,503          (1,856)

Net cash provided by
  operating activities                   434,714         418,116

CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (272,727)       (272,727)

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                       161,987         145,389

CASH AND CASH EQUIVALENTS:

     At beginning of period              619,194         514,497
     At end of period                  $ 781,181        $659,886


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

The accompanying financial information as of March 31, 2002, and for the periods ended March 31, 2002, and 2001 is unaudited. Such financial information includes all adjustments considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities located in Stockton, Pittsburg, El Centro, Lompoc and Huntington Beach, California. The total cost of property and accumulated depreciation at March 31, 2002, is as follows:

        Land                                 $  2,287,427
        Buildings and improvements              7,126,997
        Equipment                                  22,831
        Total                                   9,437,255
        Less: Accumulated Depreciation        ( 7,149,828)
        Property - Net                       $  2,287,427


3.   INVESTMENT IN REAL ESTATE JOINT VENTURE

The Partnership is involved in a joint venture with DSI Realty Income
Fund IX through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado. Under the terms of the joint venture agreement, the Partnership is entitled to 30% of the profits and losses of the venture and owns 30% of the mini-storage facility as a tenant in common with DSI Realty Income Fund IX, which has the remaining 70% interest in the venture. Summarized income statement information for the three months ended March 31, 2002, and 2001 is as follows:

                                   2002                    2001
     Revenue                     $176,796                $191,391
     Operating Expenses            52,837                  46,744
     Net Income                  $123,959                $144,647


The Partnership accounts for its investment in the real estate joint venture under the equity method of accounting.

4.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.