Form 10-Q
period 2002-06-30
DSI REALTY INCOME FUND VIII
filed 2002-08-14
CIK 743366

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.



For the quarterly period ended June 30, 2002

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended June 30, 2002 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended June 30, 2002.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended June 30, 2002.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 31, 2002                DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  July 31, 2002                DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer




                                July 31, 2002

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND VIII


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2002. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended June 30, 2002 and 2001, total revenues decreased 4.2% from $632,472 to $605,710 and total expenses increased 12.1% from $242,426 to $271,652 and other income decreased from $1,377 to $299. Equity in income of the real estate joint venture decreased 24.0% from $43,090 to $32,739. As a result, net income decreased 15.5% from $434,513 to $367,096 for the three-month period ended June 30, 2002, as compared to the same period in 2001. Rental revenue decreased as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 85.2% for the three-month period ended June 30, 2002 as compared to 92.5% for the same period in 2001. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $15,400 (8.3%) primarily as a result of higher repairs and maintenance, office supplies and workers compensation insurance expenses, partially offset by a decrease in advertising expense. General and admini-strative expenses increased approximately $13,900 (24.2%) primarily as a result of increases in legal and professional and equipment and computer lease expenses, partially offset by a decrease in incentive management fees. Incentive management fees, which are based on cash available for distribution, decreased as a result of the decrease in net income. Equity in income from the real estate joint venture decreased as a result of lower rental revenue and higher operating expenses at that facility.

For the six month periods ended June 30, 2002, and 2001, total revenues increased 0.5% from $1,250,278 to $1,244,652 and total expenses increased 10.8% from $482,021 to $533,965 and other income decreased from $2,938 to $581. Equity in income of the real estate joint venture decreased 19.1% from $86,484 to $69,927. As a result, net income decreased 8.9% from $857,679 to $781,195 for the six-month period ended June 30, 2002, as compared to the same period in 2001. Rental revenue decreased as a result of lower occupancy and unit rental rates. Operating expenses increased approximately $35,900 (10.3%) primarily as a result of increases in repairs and maintenance, office supplies and workers compensation insurance expenses, partially offset by a decrease in advertising expense. General and administrative expenses in-creased approximately $16,100 (12.0%) primarily as a result of higher legal and professional and equipment and computer lease expenses, partially offset by lower incentive management fees. The decrease in incentive management fees was discussed above. The decrease in equity in income from the real estate joint venture was also discussed above.

On April 5, 2002, the General Partners received a copy of a hostile tender offer from MacKenzie Patterson, Inc. and associated corporation and limited partnerships to purchase all of the Units in the Partnership. This offer was also filed with the Securities and Exchange Commission on the same date. The General Partners have determined that the hostile tender offer was not in the best interests of the Limited Partners, that the tender offer was grossly inadequate given the performance history of the Limited Partnership and the inherent value of the Units, and recommendedthat the Limited Partners reject the hostile tender offer and not tender their Units pursuant thereto. The offer was subsequently increased and extended to June 30, 2002 and again to July 22, 2002. The General Partners' initial determination regarding the offer has not changed. Prior to the expiration date of the offer, Limited Partners tendered 36 Units representing 0.150% of the outstanding Units of the Partnership.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND VIII
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President




                                DSI REALTY INCOME FUND VIII
                     (A California Real Estate Limited Partnership)


BALANCE SHEETS(UNAUDITED)
JUNE 30, 2002 AND DECEMBER 31, 2001

                                          June 30,       December 31,
                                            2002             2001
ASSETS

CASH AND CASH EQUIVALENTS                $  881,351       $  619,194
PROPERTY, Net                             2,287,427        2,287,427

INVESTMENT IN REAL ESTATE
  JOINT VENTURE                             184,087          181,660

OTHER ASSETS                                 69,425           71,264

TOTAL                                    $3,422,290       $3,159,545


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  662,627       $  635,623


PARTNERS' EQUITY (DEFICIT):
     General Partners                       (80,185)         (82,543)
     Limited Partners                     2,839,848        2,606,465

  Total partners' equity                  2,759,663        2,523,922

TOTAL                                    $3,422,290       $3,159,545

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                                         June 30,         June 30,
                                           2002             2001
REVENUES:
Rental                                   $  605,710       $  632,472

EXPENSES:

Operating                                   200,283          184,909
General and administrative                   71,369           57,517
     Total expenses                         271,652          242,426

OPERATING INCOME                            334,058          390,046

OTHER INCOME
  Interest                                      299            1,377

INCOME BEFORE EQUITY IN INCOME
   OF REAL ESTATE JOINT VENTURE             334,357          391,423

EQUITY IN INCOME OF REAL ESTATE
   JOINT VENTURE                             32,739           43,090

NET INCOME                               $  367,096       $  434,513


AGGREGATE NET INCOME ALLOCATED TO:
    Limited Partners                     $  363,425       $  430,168
    General Partners                          3,671            4,345

TOTAL                                    $  367,096       $  434,513

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    15.14       $    17.92


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000           24,000

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                           June 30,        June 30,
                                             2002            2001

REVENUES:
Rental                                   $1,244,652       $1,250,278

EXPENSES:
Operating                                   384,268          348,411
General and Administrative                  149,697          133,610
Total Expenses                              533,965          482,021

OPERATING INCOME                            710,687          768,257

OTHER INCOME                                    581            2,938

INCOME BEFORE EQUITY IN INCOME OF
  REAL ESTATE JOINT VENTURE                 711,268          771,195

EQUITY IN INCOME OF REAL
  ESTATE JOINT VENTURE                       69,927           86,484

NET INCOME                               $  781,195       $  857,679

AGGREGATE NET INCOME ALLOCATED TO:
  Limited Partners                       $  773,383       $  849,102
  General Partners                            7,812            8,577

TOTAL                                    $  781,195       $  857,679

NET INCOME PER LIMITED PARTNERSHIP UNIT      $32.22           $35.38

LIMITED PARTNERSHIP UNITS USED
  IN PER UNIT CALCULATION                    24,000           24,000



See accompanying notes to financial statements (unaudited).



STATEMENTS OF CHANGES IN PARTNERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2002


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2002            ($82,543)     $2,606,465   $2,523,922

NET INCOME                               7,812         773,383      781,195
DISTRIBUTIONS                           (5,454)       (540,000)    (545,454)

BALANCE AT JUNE 30, 2002              ($80,185)     $2,839,848   $2,759,663



See accompanying notes to consolidated financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                      June 30,          June 30,
                                        2002              2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 781,195       $ 857,679

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Equity in earnings of
      real estate joint venture          (69,927)        (86,484)
     Distributions from real
      estate joint venture                67,500          80,400
     Changes in assets and
      	liabilities:

     Decrease(increase)in other assets     1,839          (6,000)
     Increase(decrease)in liabilities     27,004          (3,397)

Net cash provided by
  operating activities                   807,611         842,198


CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (545,454)       (545,454)

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      262,157         296,744

CASH AND CASH EQUIVALENTS:

     At beginning of period              619,194         514,497
     At end of period                  $ 881,351        $811,241


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

The accompanying financial information as of June 30, 2002, and for the periods ended June 30, 2002, and 2001 is unaudited. Such financial information includes all adjustments considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities located in Stockton, Pittsburg, El Centro, Lompoc and Huntington Beach, California. The total cost of property and accumulated depreciation at June 30, 2002, is as follows:

        Land                                 $  2,287,427
        Buildings and improvements              7,126,997
        Equipment                                  22,831
        Total                                   9,437,255
        Less: Accumulated Depreciation        ( 7,149,828)
        Property - Net                       $  2,287,427


3.   INVESTMENT IN REAL ESTATE JOINT VENTURE

The Partnership is involved in a joint venture with DSI Realty Income Fund IX through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado. Under the terms of the joint venture agreement, the Partnership is entitled to 30% of the profits and losses of the venture and owns 30% of the mini-storage facility as a tenant in common with DSI Realty Income Fund IX, which has the remaining 70% interest in the venture. Summarized income statement information for the six months ended June 30, 2002, and 2001 is as follows:

                                   2002                   2001

     Revenue                     $345,223               $389,206
     Operating Expenses           112,134                100,926
     Net Income                  $233,089               $288,280



The Partnership accounts for its investment in the real estate joint venture under the equity method of accounting.

4.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.


DSI REALTY INCOME FUND VIII
Form 10-Q

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of DSI Properties Inc. (corporate General Partner) of DSI REALTY INCOME FUND VIII (the "Partnership") that the Quarterly Report of the Partnership on Form 10-Q for the periods ended June 30, 2002 fully complies with the requirements of
Section 13(a) of the Securities and Exchange Act of 1934 and that information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such periods and the results of operations of the Partnership for such periods.



ROBERT J. CONWAY, CEO                        RICHARD P. CONWAY, VP