Form 10-Q
period 2002-09-30
DSI REALTY INCOME FUND VIII
filed 2002-11-13
CIK 743366

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2002

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended September 30, 2002, which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended September 30, 2002.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended September 30, 2002.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 31, 2002             DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  October 31, 2002             DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer




                           October 31, 2002


		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND VIII


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2002. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2002 and 2001, total revenues decreased 7.6% from $665,379 to $615,145 and total expenses in-creased 5.0% from $266,021 to $279,335 and other income decreased from $1,107 to $317. Equity in income of the real estate joint venture decreased 8.9%
from $39,652 to $36,115. As a result, net income decreased 15.4% from $440,117 to $372,242 for the three-month period ended September 30, 2002, as compared to the same period in 2001. Rental revenue decreased as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 85.2% for the three-month period ended September 30, 2002 as compared to 90.2% for the same period in 2001. The Part-nership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approx-imately $19,300 (9.5%) primarily as a result of higher workers compensation insurance, security and alarm services and postage expenses, partially offset by decreases in repairs and maintenance and salary and wages expenses. General and administrative expenses decreased approximately $5,600 (9.4%) primarily as a result of a decrease in incentive management fees partially offset by an increase in equipment and computer lease. Incentive management fees, which are based on cash available for distribution, decreased as a result of the de-crease in net income. Equity in income from the real estate joint venture de-creased as a result of lower rental revenue at that facility.

For the nine-month periods ended September 30, 2002, and 2001, total revenues decreased 2.9% from $1,915,657 to $1,859,797 and total expenses increased 8.7% from $748,042 to $813,300 and other income decreased from $4,045 to $898. Equity in income of the real estate joint venture decreased 15.9% from $126,136 to $106,042. As a result, net income decreased 11.1% from $1,297,796 to $1,153,437 for the nine-month period ended September 30, 2002, as compared to the same period in 2001. Rental revenue decreased as a result of lower occupancy and unit rental rates. Operating expenses increased approximately $55,100 (10.0%) primarily as a result of increases in office supplies and workers compensation insurance, security and alarm services, bank and credit card fees and postage expenses, partially offset by decreases in advertising and repairs and maintenance expense. General and administrative expenses in-creased approximately $11,100 (5.1%) primarily as a result of higher legal and professional and equipment and computer lease expenses, partially offset by lower incentive management fees. The decrease in incentive management fees was discussed above. The decrease in equity in income from the real estate joint venture was also discussed above.

On April 5, 2002, the General Partners received a copy of a hostile tender offer from MacKenzie Patterson, Inc. and associated corporations and limited partnerships to purchase all of the Units in the Partnership. This offer was also filed with the Securities and Exchange Commission on the same date. The General Partners have determined that the hostile tender offer was not in the best interests of the Limited Partners, that the tender offer was grossly inadequate given the performance history of the Limited Partnership and the inherent value of the Units, and recommended that the Limited Partners reject the hostile tender offer and not tender their Units pursuant thereto. The offer was subsequently increased and extended to June 30, 2002 and again to July 22, 2002. The General Partners' initial determination regarding the offer has not changed. Prior to the expiration date of the offer, Limited Partners tendered 36 Units representing 0.150% of the outstanding Units of the Partner-ship.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND VIII
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President





                                DSI REALTY INCOME FUND VIII
                     (A California Real Estate Limited Partnership)



BALANCE SHEETS(UNAUDITED)
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001


                                       September 30,      December 31,
                                            2002             2001

ASSETS

CASH AND CASH EQUIVALENTS                $1,026,971       $  619,194
PROPERTY, Net                             2,288,636        2,287,427
INVESTMENT IN REAL ESTATE
  JOINT VENTURE                             181,302          181,660
OTHER ASSETS                                 69,425           71,264

TOTAL                                    $3,565,334       $3,159,545

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  706,156       $  635,623

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (79,190)         (82,543)
     Limited Partners                     2,938,368        2,606,465

  Total partners' equity                  2,859,178        2,523,922

TOTAL                                    $3,565,334       $3,159,545

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                       September 30,    September 30,
                                           2002             2001
REVENUES:

Rental                                   $  615,145       $  665,379

EXPENSES:

Operating                                   221,831          202,564
General and administrative                   57,504           63,457
     Total expenses                         279,335          266,021

OPERATING INCOME                            335,810          399,358

OTHER INCOME
   Interest                                     317            1,107

INCOME BEFORE EQUITY IN INCOME
   OF REAL ESTATE JOINT VENTURE             336,127          400,465
EQUITY IN INCOME OF
   REAL ESTATE JOINT VENTURE                 36,115           39,652

NET INCOME                               $  372,242       $  440,117


AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  368,520       $  435,716
    General partners                          3,722            4,401

TOTAL                                    $  372,242       $  440,117

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    15.35       $    18.15


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000           24,000

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                      September 30,     September 30,
                                           2002             2001

REVENUES:

Rental                                 $1,859,797       $1,915,657

EXPENSES:
Operating                                 606,099          550,975
General and administrative                207,201          197,067
Total expenses                            813,300          748,042

OPERATING INCOME                        1,046,497        1,167,615

OTHER INCOME
   Interest                                   898            4,045

INCOME BEFORE EQUITY IN INCOME
OF REAL ESTATE JOINT VENTURE            1,047,395        1,171,660

EQUITY IN INCOME OF REAL
ESTATE JOINT VENTURE                      106,042          126,136

NET INCOME                             $1,153,437       $1,297,796


AGGREGATE NET INCOME ALLOCATED TO:
Limited Partners                        1,141,903        1,284,818
General Partners                           11,534           12,978

TOTAL                                   1,153,437        1,297,796

NET INCOME PER LIMITED
PARTNERSHIP UNIT                           $47.58           $53.53

LIMITED PARTNERSHIP UNITS
USED IN PER UNIT CALCULATION               24,000           24,000

See accompanying notes to financial statements(unaudited).


STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2002            ($82,543)     $2,606,465   $2,523,922

NET INCOME                              11,534       1,141,903    1,153,437
DISTRIBUTIONS                           (8,181)       (810,000)    (818,181)

BALANCE AT SEPTEMBER 30, 2002         ($79,190)     $2,938,368   $2,859,178


See accompanying notes to consolidated financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                    September 30,     September 30,
                                        2002              2001


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                            $1,153,437       $1,297,796

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Equity in earnings of
       real estate joint venture        (106,042)       (126,136)
     Distributions from
       real estate joint venture         107,400         121,200

     Changes in assets and
      	liabilities:

     Increase in other assets              1,839          (6,000)
     (Decrease)increase in liabilities    70,533          43,328

Net cash provided by
  operating activities                 1,227,167       1,330,188

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property                   (1,209)


CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (818,181)       (818,181)

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      407,777         512,007

CASH AND CASH EQUIVALENTS:

     At beginning of period              619,194         514,497
     At end of period                 $1,026,971      $1,026,504


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

The accompanying financial information as of September 30, 2002, and for the periods ended September 30, 2002, and 2001 is unaudited. Such financial information includes all adjustments considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities located in Stockton, Pittsburg, El Centro, Lompoc and Huntington Beach, California. The total cost of property and accumulated depreciation at September 30, 2002, is as follows:



        Land                                 $  2,287,427
        Buildings and improvements              7,126,997
        Equipment                                  24,040
        Total                                   9,438,464
        Less: Accumulated Depreciation        ( 7,149,828)
        Property - Net                       $  2,288,636




3.   INVESTMENT IN REAL ESTATE JOINT VENTURE

The Partnership is involved in a joint venture with DSI Realty Income
Fund IX through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado. Under the terms of the joint venture agreement, the Partnership is entitled to 30% of the profits and losses of the venture and owns 30% of the mini-storage facility as a tenant in common with DSI Realty Income Fund IX, which has the remaining 70% interest in the venture. Summarized income statement information for the nine months ended September 30, 2002, and 2001 is as follows:


                                   2002                    2001

     Revenue                     $522,050                $590,984
     Operating Expenses           168,577                 170,530
     Net Income                  $353,473                $420,454



The Partnership accounts for its investment in the real estate joint venture under the equity method of accounting.

4.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.


5.   CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Partnership in its periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed, summarized and reported, within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership con-cluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.


DSI REALTY INCOME FUND VIII
Form 10-Q

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of DSI Properties, Inc. (corporate General Partner) of DSI REALTY INCOME FUND VIII (the "Partnership") that the Quarterly Report of the Partnership on Form 10-Q for the periods ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934 and that inform-ation contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such periods and the results of operations of the Partnership for such periods.


    ROBERT J. CONWAY, CEO                 RICHARD P. CONWAY, VP



      CERTIFICATIONS


I, Robert Conway, certify that:

1. I have reviewed this quarterly report on Form 10-Q of DSI Realty Income Fund VIII;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consoli-dated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effec-tiveness of the disclosure controls and procedures based on our evalu-ation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit com-mitee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls sub-sequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and materinal weaknesses.

Date:  November, 2002



Robert Conway
President



      CERTIFICATIONS


I, Richard Conway, certify that:

1. I have reviewed this quarterly report on Form 10-Q of DSI Realty Income Fund VIII;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consoli-dated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effec-tiveness of the disclosure controls and procedures based on our evalu-ation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit com-mitee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls sub-sequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and materinal weaknesses.

Date:  November, 2002



Richard Conway
Vice President