Form 10-K
period 2002-12-31
DSI REALTY INCOME FUND VIII
filed 2003-04-01
CIK 743366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2002. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from ____________ to ______________.

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



                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2002, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2002, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 2002, incorporated by reference to Form 10-K, Part III.

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

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2002 and December 31, 2001 were as follows:

Location of Property       Average Occupancy         Average Occupancy
                           Level for the              Level for the
                           Year Ended                 Year Ended
                           Dec. 31, 2002              Dec. 31, 2001

El Centro, CA                   84%                        88%

Lompoc, CA                      92%                        96%

Pittsburg, CA                   84%                        90%

Stockton, CA                    82%                        91%

Huntington Beach, CA            86%                        90%

Aurora, CO*                     83%                        89%
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



Item 2.  PROPERTIES

     Registrant owns a fee interest in five mini-storage facilities and a thirty percent (30%) interest in a joint venture with DSI Realty Income Fund IX, an affiliated California limited partnership, owning a sixth mini-storage facility, none of which are subject to long-term indebtedness. Additional information is set forth in Registrant's letter to its Limited Partners regarding the Annual Report, attached hereto as Exhibit 2, and incorporated by this reference. The following table sets forth information as of December 31, 2002 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 24,000 limited partnership units during its offering and currently has 864 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $16.94 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2002 and $16.31 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2001 and $14.44 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2000. It is Registrant's expectations that distributions will continue to be paid in the future.

Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, 2000, 1999, and 1998
         --------------------------------------------------------------------
                     2002        2001          2000          1999        1998
                     ----        ----          ----          ----        ----

TOTAL REVENUES
AND OTHER
INCOME            $2,469,376   $2,560,170   $2,191,329   $1,964,314   $1,899,608

TOTAL
EXPENSES           1,083,555    1,017,264    1,124,448    1,325,636    1,253,740

EQUITY IN
INCOME OF
REAL ESTATE
JOINT
VENTURE              143,534      168,986      121,220      122,453      109,741
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,529,355   $1,711,892   $1,188,101   $  761,131   $  755,609
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $3,073,394   $3,159,545   $3,039,636   $3,209,853   $3,668,506
                  ==========   ==========   ==========   ==========   ==========

CASH FLOW FROM:
(USED IN):
OPERATING         $1,381,661   $1,522,378   $1,291,175   $1,095,614   $1,058,931
INVESTING                -            -        (26,440)     (14,773)      50,712
                  (1,497,574)   1,417,681   (1,233,546)  (1,055,558) (1,051,322)


NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    63.09   $    70.62   $    49.01   $    31.40   $    31.17
                  ==========   ==========   ==========   ==========   ==========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $    67.75   $    65.25   $    57.77   $    50.25   $    50.00
                  ==========   ==========   ==========   ==========   ==========





Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS


2002 COMPARED TO 2001

    Total revenues decreased from $2,555,493 in 2001 to $2,468,178 in 2002, total expenses increased from $1,017,264 to $1,083,555, other income decreased from $4,677 to $1,198 and income from the real estate joint venture decreased from $168,986 to $143,534. As a result, net income decreased from $1,711,892 in 2001 to $1,529,355 in 2002. The approximate $87,300 (3.4%) decrease in rental revenues can be attributed to lower occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 85.9% for the year ended December 31, 2002 and 91.3% for the year ended December 31, 2001. The Partnership is continuing its advertising campaign to attract and keep new tenants in its various mini-storage facilities. The approximate $30,100 (5.1%) increase in operating expenses was due primarily to increases in workers compensation insurance and security alarm services expenses, partially offset by a decrease in repairs and maintenance expense. General and administrative expenses increased approximately $56,000 (41.3%) primarily as a result of increases in office supplies, legal and professional and equipment and computer lease expenses. General Partners' incentive management fees decreased as a result of the decrease in net income. Property management fees, which are based on revenue, decreased as a result of the decrease in rental revenue. Income from real estate joint venture decreased approximately $25,500 (15.1%) primarily as a result of a decrease in rental revenue. Average occupancy of the joint venture facility was 83.0% in 2002 and 88.7% in 2001.



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



                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased approximately $140,700 (9.2%) in 2002 compared to 2001, primarily due to a decrease in net income.
Net cash provided by operating activities increased approximately $231,200 (17.9%) in 2001 compared to 2000, primarily due to increase in net income and other liabilities.

     Cash used in financing activities, as set forth in the statements of cash flows, has been limited to distributions paid to the partners. A special distribution of 4.5%, 4.0%, and 2.5% of capital contributed by Limited Partners, was declared and paid on December 15, 2002, 2001 and 2000 respectively.

     Cash used in investing activities, as set forth in the statements of cash flows, consisted of acquisitions of equipment for the Partnership's mini-storage properties in 2002 and 2000. The Partnership has no material commit-ments for capital expenditures.

     On April 22, 2002, the General Partners received a copy of a hostile tender offer from MacKenzie Patterson, Inc. and associated corporations and limited partnerships to purchase all of the Units of the Partnerships. This offer was also filed with the Securities and Exchange Commission on the same date. The General Partners determined that the hostile tender offer was not in the best interests of the Limited Partners, that the offer was grossly inadequate given the performance history of the Limited Partnership and the inherent value ot the Units, and recommended that the Limited Partners reject the hostile tender offer and not tender their Units pursuant thereto. The offer was subsequently increased and extended to June 30, 2002 and again to July 22, 2002. The
General Partners' initial determination regarding the offer has not changed. Prior to the expiration of the offer, Limited Partners tendered 36 Units representing 0.15% of the outstanding Units of the Partnership.

     The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership anticipates that cash flows generated from operations of the Partnership's real estate operations will be sufficient to cover operating expenses and distributions for the next twelve months and beyond.

     The General Partners are not aware of any environmental problems which could have a material adverse effect upon the financial position of the Partnership.

                QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2002 and 2001 was as follows:
                                            2002 Quarter Ended
                                            ------------------

                               March 31   June 30   September 30   December 31

Total revenues                 $638,942   $605,710   $615,145       $608,381

Income before interest
  in joint venture              376,911    334,357    336,127        338,426

Net income                      414,099    367,096    372,242        375,918

Net income per limited
  partnership unit             $  17.08   $  15.14   $  15.35       $  15.52

Weighted average number
  of limited partnership
  units outstanding              24,000     24,000     24,000         24,000



                                            2001 Quarter Ended
                                            ------------------

                               March 31   June 30   September 30   December 31

Total revenues                 $617,806   $632,472   $665,379       $639,836

Income before interest          379,772    391,423    400,465        371,246
  in joint venture

Net income                      423,166    434,513    440,117        414,096

Net income per limited
 partnership unit             $  17.46    $  17.92   $  18.15       $  17.08

Weighted average number
 of limited partnership
 units outstanding              24,000      24,000     24,000         24,000



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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Diversified Investors Agency. As of December 31, 2002, Messrs. Robert J. Conway and Joseph
W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 69 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 73 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 79 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2002, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 2002, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2002, attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 2002, together with the reports of its independent auditors, Deloitte & Touche LLP. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 2002.

     (b) No reports on Form 8K were filed during the fiscal year ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VIII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 31, 2003
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 31, 2003
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VIII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________               Dated:  March 31, 2003
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director



By___________________________               Dated:  March 31, 2003
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)


                           DSI REALTY INCOME FUND VIII

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2002, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.



                                    EXHIBIT l
DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)
SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2002
         --------------------------------------------------------------------
                     2002        2001          2000          1999        1998
                     ----        ----          ----          ----        ----

TOTAL REVENUES
AND OTHER
INCOME            $2,469,376   $2,560,170   $2,191,329   $1,964,314   $1,899,608

TOTAL
EXPENSES           1,083,555    1,017,264    1,124,448    1,325,636    1,253,740

EQUITY IN
INCOME OF
REAL ESTATE
JOINT
VENTURE              143,534      168,986      121,220      122,453      109,741
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,529,355   $1,711,892   $1,188,101   $  761,131   $  755,609
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $3,073,394   $3,159,545   $3,039,636   $3,209,853   $3,668,506
                  ==========   ==========   ==========   ==========   ==========

CASH FLOW FROM:
(USED IN):
OPERATING         $1,381,661   $1,522,378   $1,291,175   $1,095,614   $1,058,931
INVESTING                -            -        (26,440)     (14,773)      50,712
                  (1,497,574)   1,417,681   (1,233,546)  (1,055,558) (1,051,322)


NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    63.09   $    70.62   $    49.01   $    31.40   $    31.17
                  ==========   ==========   ==========   ==========   ==========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $    67.75   $    65.25   $    57.77   $    50.25   $    50.00
                  ==========   ==========   ==========   ==========   ==========




The following are reconciliations between the net income and partners' equity for the financial statements and the Partnership's income tax return for the year ended December 31, 2002.



                                                          Net        Partners'
                                                         Income        Equity

Per financial statements                             $ 1,529,355    $ 2,410,802
Excess financial statement depreciation                 (333,518)       670,947
Excess tax return income
from real estate joint venture                           (32,321)       146,700
Accrued incentive management fees                                       266,768
Capitalization of property acquisition costs                             80,713
Fixed asset adjustments                                                   2,080
Recognition of deferred rental revenues                                  66,083
Accrued distributions to partners                         24,165        272,731
State taxes                                               (6,111)
                                                     -----------    -----------
Per Partnership income tax return                    $ 1,181,570    $ 3,916,821
                                                     ===========    ===========
Net taxable income per limited
partnership unit                                     $     48.74
                                                     ===========


DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

    Independent Auditors' Report                                             F-1

FINANCIAL STATEMENTS:


    Balance Sheets at December 31, 2002 and 2001                             F-2

    Statements of Income for the Three
        Years Ended December 31, 2002                                        F-3

    Statements of Changes in Partners' Equity (Deficit) for
        the Three Years Ended December 31, 2002                              F-4

    Statements of Cash Flows for the Three Years
        Ended December 31, 2002                                              F-5

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


CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, the Partnership evaluated the effectiveness of its disclosure controls and procedures. This evalu-ation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the inform-ation required to be disclosed by the Parnership it its periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed summarized and reported, within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership concluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.




INDEPENDENT AUDITORS' REPORT
Partners of
DSI Realty Income Fund VIII:

We have audited the accompanying balance sheets of DSI Realty Income Fund VIII, a California Limited Partnership (the "Partnership") as of December 31,
2002 and 2001, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VIII at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.



Deloitte & Touche LLP
February 3, 2003





DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


ASSETS                                                  2002             2001

CASH AND CASH EQUIVALENTS                           $   502,070     $   619,194

PROPERTY, net (Note 3)                                2,288,638       2,287,427

INVESTMENT IN REAL ESTATE
JOINT VENTURE
(Note  6)                                               180,293         181,660

OTHER ASSETS                                            102,393          71,264
                                                    -----------      -----------
TOTAL                                               $ 3,073,394     $ 3,159,545
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
Distribution due to partners (Note 4)               $   272,727      $  272,727
Incentive management fee payable to
general partners (Note 4)                               304,230         276,722
Property management fees payable                          9,576          10,087
Customer deposits and other liabilities                  76,059          76,087
                                                    -----------      -----------
Total liabilities                                       662,592         635,623
                                                    -----------      -----------
PARTNERS' EQUITY (DEFICIT) (Notes 4):
General partners                                        (83,674)        (82,543)
Limited partners (24,000 limited
partnership units outstanding
at December 31, 2002 and 2001)                        2,494,476        2,606,465
                                                   ------------      -----------
Total partners' equity                                2,410,802        2,523,922
                                                   ------------      -----------
TOTAL                                               $ 3,073,394      $ 3,159,545
                                                   ============      ===========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)


STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2002
--------------------------------------------------------------------------------


                                               2002         2001         2000

REVENUES:
Rental                                      $ 2,468,178  $2,555,493   $2,183,874
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation                                                            199,101
 Operating                                     616,944      586,846      559,057
 General and administrative                    191,664      135,671      131,867
 General partners' incentive
  management fee (Note 4)                      151,538      167,714      124,878
 Property management fee                       123,409      127,033      109,545
                                            ----------   ----------   ----------
Total expenses                               1,083,555    1,017,264    1,124,448
                                            ----------   ----------   ----------
OPERATING INCOME                             1,384,623    1,538,229    1,059,426

OTHER INCOME:

Interest income                                  1,198        4,677        7,455
                                             ---------   ----------   ----------
INCOME BEFORE EQUITY IN
INCOME OF REAL ESTATE
JOINT VENTURE                                1,385,821    1,542,906    1,066,881

EQUITY IN INCOME OF
REAL ESTATE JOINT
VENTURE (Notes 2 and 6)                        143,534      168,986      121,220
                                            __________   __________    _________

NET INCOME                                  $1,529,355   $1,711,892   $1,188,101
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $1,514,061   $1,694,773   $1,176,220
General partners                                15,294       17,119       11,881
                                            ----------   ----------   ----------
TOTAL                                       $1,529,355   $1,711,892   $1,188,101
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $   63.09    $    70.62   $    49.01
                                            ==========   ==========   ==========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 2002
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total


BALANCE, JANUARY 1, 2000               $(81,721)     $2,687,867      $2,606,146

Net income                               11,881       1,176,220       1,188,101

Distributions                           (14,004)     (1,386,432)     (1,400,436)
                                        --------     -----------     -----------
BALANCE, DECEMBER 31, 2000             $(83,844)     $2,477,655      $2,393,811

Net income                               17,119       1,694,773       1,711,892

Distributions                           (15,818)     (1,565,963)     (1,581,781)
                                        --------     -----------     -----------
BALANCE, DECEMBER 31, 2001             $(82,543)     $2,606,465      $2,523,922

Net income                               15,294       1,514,061       1,529,355

Distributions                           (16,425)     (1,626,050)     (1,642,475)
                                        --------     -----------     -----------
BALANCE, DECEMBER 31, 2002             $(83,674)     $2,494,476      $2,410,802
                                        ========     ===========     ===========


See accompanying notes to financial statements.



DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2002
--------------------------------------------------------------------------------


                                            2002          2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $ 1,529,355   $ 1,711,892   $ 1,188,101
 Adjustments to reconcile net
 income to net cash provided
 by operating activities:
  Depreciation                                                          199,101
  Equity in earnings of
   real estate joint venture               (143,534)     (168,986)     (121,220)
  Changes in assets and liabilities:
   Receivable from general partners
   Other assets                             (31,129)      (10,326)      (16,925)
   Incentive management fee
    payable to general partners              27,508         2,053         3,653
   Property management fees payable            (511)          171         1,870
   Customer deposits and
    other liabilities                           (28)      (12,426)       36,595
                                        -----------   -----------    -----------
  Net cash provided by operating
  activities                              1,381,661     1,522,378     1,291,175

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions of property                        (1,211)                    (26,440)
                                        -----------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                (1,642,475)   (1,581,781)   (1,400,436)
Distributions from real
   estate joint venture                     144,901       167,700       166,890
Contributions to real
   estate joint venture                                    (3,600)
                                        -----------   -----------   ------------
 Net cash used in
     financing activities                (1,497,574)   (1,417,681)   (1,233,546)

NET (DECREASE)INCREASE IN CASH AND
CASH EQUIVALENTS                           (117,124)      104,697        31,189
CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        619,194       514,497       483,308
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   502,070   $   619,194   $   514,497
                                        ===========   ===========   ============

See accompanying notes to financial statements.


DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2002


1.   GENERAL

     DSI Realty Income Fund VIII, a California Limited Partnership (the "Partnership"), has two general partners (DSI Properties, Inc. and Diversified Investors Agency) and limited partners owning 24,000 limited partnership units, which were purchased for $500 a unit. The general partners have made no capital contribution to the Partnership and are not required to make any capital contribution in the future. The Partnership has a maximum life of 50 years and was formed on April 23, 1984 under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

     The Partnership has acquired five mini-storage facilities located in Stockton, Pittsburgh, El Centro, Huntington Beach, and Lompoc, California. The Partnership has also entered into a joint venture with DSI Realty Income Fund IX, through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado (see Note 6). All facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner. The mini-storage facilities are operated for the Partnership by Dahn under various agreements that are subject to renewal annually. Under the terms of the agreements, the Partnership is required to pay Dahn a property management fee equal to 5% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks.


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

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes is $1,506,019.

     Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight line basis. The term of the lease agreements is usually less than one year.

     Investment in Real Estate Joint Venture - The Partnership accounts for its 30% interest in the Aurora, Colorado, Facility using the equity method of accounting (see Note 6).

     Net  Income  per  Limited   Partnership  Unit  -  Net  income  per  limited
     partnership unit is computed by dividing the net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year.

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

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
     If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impair-ment loss to the extent that the carrying value exceeded the fair value of the property. No impairment losses were required in 2002, 2001, or 2000.

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

     Reclassifications - Certain reclassifications have been made to the 2001 and 2000 amounts to conform to the 2002 presentation.

     Impact of Recent Accounting Pronouncements - In 2002, the Partnership adopted the following pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment of Disposal of Long-Lived Assets; SFAS No. 145, Rescission of FASB Statements No. 4,
     44, 64, and Amendment of FASB Statement NO. 13, and Technical Corrections. The adoption of these pronouncements did not have a material impact on the Partnership's financial position or results of operations. The Partnership believes the adoption of Financial Accounting Standards Board Interpret-ation No. 46, Consolidation of Variable Interest Entities, will have on its financial statements.

3.   PROPERTY

     The total cost of property and accumulated depreciation is as follows as of December 31:


                                                 2002              2001

       Land                                   $ 2,287,427       $2,287,427
       Buildings and improvements               7,151,039        7,149,828
                                              -----------       ----------

       Total                                    9,438,466        9,437,255
       Less accumulated depreciation           (7,149,828)      (7,149,828)
                                              -----------       ----------

       Property, net                          $ 2,288,638       $2,287,427
                                              ===========       ==========


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

     In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to 9% per annum of the cash available for distribution, on a cumulative basis, calculated as cash generated from operation less capital expenditures.

5.   BUSINESS SEGMENT INFORMATION

     The following disclosure about segment reporting of the Partnership is made in accordance with the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Partnership operates in a single segment; storage facility operations, under which the Partnership rents its storage facilities to its customers on a need basis and charges rent on a predetermined rate.

6.   INVESTMENT IN REAL ESTATE JOINT VENTURE

     The Partnership is involved in a joint venture (the Buckley Road facility) that owns a mini-storage facility in Aurora, Colorado. Under the terms of the joint venture agreement, the Partnership is entitled to 30% of the profits or losses of the venture and owns 30% of the mini-storage facility as a tenant in common with DSI Realty Income Fund IX ("Fund
     IX"), which has the remaining 70% interest in the venture. The agree-ment specifies that DSI Properties, Inc. (a general partner in both the Partnership and Fund IX) shall make all decisions relating to the activities of the joint venture and the management of the property.

     Investment in real estate joint venture is summarized as follows:

                                            Year Ended December 31
                                            ----------------------

                                     2002           2001           2000

 Beginning balance                 $ 181,660      $ 176,774      $ 222,444
 Income allocation                   143,534        168,986        121,220
 Distribution                       (144,901)      (167,700)      (166,890)
 Contributions                                        3,600
                                   ---------      ---------      ---------
 Ending balance                    $ 180,293      $ 181,660      $ 176,774
                                   =========      =========      =========


Summarized financial information of the Buckley Road financial statements is as follows as of December 31 (unaudited):

                                          2002             2001

Assets:
 Cash                               $   13,984         $   12,729
                                    ----------         ----------

Property:
 Land                                  586,500            586,500
 Building                            2,602,783          2,597,764
                                    ----------         ----------
Total                                3,189,283          3,184,264
Less accumulated
 depreciation                        2,598,768          2,588,519
                                    ----------         ----------
Property, net                          590,515            595,745

Other assets                            20,486             21,044
                                    ----------         ----------
Total                               $  624,985         $  629,518

Liabilities and Partners' Equity:
 Liabilities                        $   20,773         $   20,752
 Partners' equity                      604,212            608,766
                                    ----------         ----------
Total                               $  624,985         $  629,518
                                    ==========         ==========


                                     2002           2001         2000

Income Statement Data:
 Rental revenues                 $  696,462     $  782,893    $  763,992
 Less expenses                      218,016        219,606       359,924

Net income                          478,446        563,287       404,068
                                    -------        -------       -------
Allocation of net income         $  143,534     $  168,986    $  121,220
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

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross  Amount at Which Carried
                                   Partnership         Acquisition            at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Stockton, CA          None    $353,117  $1,375,823  $ 43,691         $353,117  $1,419,516  $1,772,633 $1,418,304  01/85 07/84 15 Yrs
Pittsburgh, CA        None     317,550   1,122,032    18,890          317,550   1,140,922   1,458,472  1,140,922  05/85 11/84 15 Yrs
El Centro, CA         None     163,560     708,710     3,202          163,560     711,912     875,472    711,912  04/85 12/84 15 Yrs
Lompoc, CA            None     277,200   1,524,419     6,303          277,200   1,530,722   1,807,922  1,530,722  02/85 02/85 15 Yrs
Huntington Bch, CA    None   1,176,000   2,306,020    41,947        1,176,000   2,347,967   3,523,967  2,347,968  06/85 02/85 15 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,287,427  $7,037,004  $114,033       $2,287,427  $7,151,039 $ 9,438,466 $7,149,828
                            ==========  ==========  ========       ==========  ========== =========== ==========


                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance, January 1, 2000               $ 9,410,815     $6,950,727
                 Additions                                 26,440        199,101
                                                      -----------     ----------
               Balance, December 31, 2000             $ 9,437,255     $7,149,828
                 Additions                                  -              -
                                                      -----------     ----------
               Balance, December 31, 2001             $ 9,437,255     $7,149,828
                 Additions                                  1,211
                                                      -----------     ----------
               Balance, December 31, 2002             $ 9,438,466     $7,149,828
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

                                                     Very truly yours,

                                                     DSI REALTY INCOME FUND VIII
                                                     By:  DSI Properties, Inc.



                                                   By___________________________
                                                     ROBERT J. CONWAY, President



                          CERTIFICATIONS

    I, Robert J. Conway, certify that:

    1. I have reviewed this annual report on Form 10-K of DSI Realty Income Fund VIII;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this annual report.

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its con-solidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effec-tiveness of the disclosure controls and procedures based on our evalu-ation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to re-cord, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls; and

    6. The registrnat's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls sub-sequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date:  February 3, 2003



    Robert J. Conway
    Chief Executive Officer



                          CERTIFICATIONS

    I, Richard P. Conway, certify that:

    1. I have reviewed this annual report on Form 10-K of DSI Realty Income Fund VIII;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this annual report.

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its con-solidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effec-tiveness of the disclosure controls and procedures based on our evalu-ation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to re-cord, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls; and

    6. The registrnat's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls sub-sequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date:  February 3, 2003



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    February 3, 2003






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    February 3, 2003