Form 10-Q
period 2003-06-30
DSI REALTY INCOME FUND VIII
filed 2003-08-13
CIK 743366

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.



For the quarterly period ended June 30, 2003

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended June 30, 2003 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended June 30, 2003.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended June 30, 2003.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 31, 2003                DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  July 31, 2003                DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer




                                July 31, 2003

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND VIII


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2003. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended June 30, 2003 and 2002, total revenues decreased 2.6% from $605,710 to $589,816 and total expenses decreased 2.4% from $271,652 to $265,108 and other income decreased from $299 to $159. Equity in income of the real estate joint venture decreased 3.8% from $32,739 to $31,505. As a result, net income decreased 3.0% from $367,096 to $356,372 for the three-month period ended June 30, 2003, as compared to the same period in 2002. Rental revenue decreased as a result of lower unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 88.7% for the three-month period ended June 30, 2003 as compared to 85.2% for the same period in 2002. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses remained relatively constant. General and administrative expenses decreased approximately $9,600 (13.4%) primarily as a result of decreases in legal and professional and equipment and computer lease expenses. Equity in income from the real estate joint venture remained relatively constant.

For the six-month periods ended June 30, 2003, and 2002, total revenues decreased 1.3% from $1,244,652 to $1,228,019 and total expenses increased 3.9% from $533,965 to $554,683 and other income decreased from $581 to $350. Equity in income of the real estate joint venture decreased 0.3% from $69,927 to $69,689. As a result, net income decreased 4.8% from $781,195 to $743,375 for the six-month period ended June 30, 2003, as compared to the same period in 2002. Rental revenue decreased as a result of lower unit rental rates. Operating expenses increased approximately $29,700 (7.7%) primarily as a re-sult of increases in repairs and maintenance, telephone, salaries and wages and security and alarm service expenses, partially offset by a decrease in workers compensation insurance expense. General and administrative expenses decreased approximately $9,000 (6.0%) primarily as a result of lower legal and professional and equipment and computer lease expenses. Equity in income from the real estate joint venture remained relatively constant.

On April 5, 2002, the General Partners received a copy of a hostile tender offer from MacKenzie Patterson, Inc. and associated corporation and limited partnerships to purchase all of the Units in the Partnership. This offer was also filed with the Securities and Exchange Commission on the same date. The General Partners have determined that the hostile tender offer was not in the best interests of the Limited Partners, that the tender offer was grossly inadequate given the performance history of the Limited Partnership and the inherent value of the Units, and recommended that the Limited Partners reject the hostile tender offer and not tender their Units pursuant thereto. The offer was subsequently increased and extended to June 30, 2002 and again to July 22, 2002. The General Partners' initial determination regarding the offer did not change. Prior to the expiration date of the offer, Limited Partners tendered 36 Units representing 0.150% of the outstanding Units of the Partnership.

The Limited Partners have approved an amendment to the Partnership Agreement granting the General Partners ten days to review certain types of transfers during which the General Partners may match, exceed or approve the proposed transfers. The Court has rejected all preliminary attempts to halt implemen-tation of the amendment.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND VIII
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President




                                DSI REALTY INCOME FUND VIII
                     (A California Real Estate Limited Partnership)


BALANCE SHEETS(UNAUDITED)
JUNE 30, 2003 AND DECEMBER 31, 2002

                                          June 30,       December 31,
                                            2003             2002
ASSETS

CASH AND CASH EQUIVALENTS                $  725,126       $  502,070
PROPERTY, Net                             2,288,638        2,288,638

INVESTMENT IN REAL ESTATE
  JOINT VENTURE                             185,782          180,293

OTHER ASSETS                                102,393          102,393

TOTAL                                    $3,301,939       $3,073,394


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  693,216       $  662,592


PARTNERS' EQUITY (DEFICIT):
     General Partners                       (81,694)         (83,674)
     Limited Partners                     2,690,417        2,494,476

  Total partners' equity                  2,608,723        2,410,802

TOTAL                                    $3,301,939       $3,073,394



See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

                                         June 30,         June 30,
                                           2003             2002
REVENUES:
Rental                                   $  589,816       $  605,710

EXPENSES:

Operating                                   203,314          200,283
General and administrative                   61,794           71,369
     Total expenses                         265,108          271,652

OPERATING INCOME                            324,708          334,058

OTHER INCOME
  Interest                                      159              299

INCOME BEFORE EQUITY IN INCOME
   OF REAL ESTATE JOINT VENTURE             324,867          334,357

EQUITY IN INCOME OF REAL ESTATE
   JOINT VENTURE                             31,505           32,739

NET INCOME                               $  356,372       $  367,096


AGGREGATE NET INCOME ALLOCATED TO:
    Limited Partners                     $  352,808       $  363,425
    General Partners                          3,564            3,671

TOTAL                                    $  356,372       $  367,096

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    14.70       $    15.14


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000           24,000

See accompanying notes to financial statements(unaudited).



STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002


                                           June 30,        June 30,
                                             2003            2002

REVENUES:
Rental                                   $1,228,019       $1,244,652

EXPENSES:
Operating                                   413,980          384,268
General and Administrative                  140,703          149,697
Total Expenses                              554,683          533,965

OPERATING INCOME                            673,336          710,687

OTHER INCOME                                    350              581

INCOME BEFORE EQUITY IN INCOME OF
  REAL ESTATE JOINT VENTURE                 673,686          711,268

EQUITY IN INCOME OF REAL
  ESTATE JOINT VENTURE                       69,689           69,927

NET INCOME                               $  743,375       $  781,195

AGGREGATE NET INCOME ALLOCATED TO:
  Limited Partners                       $  735,941       $  773,383
  General Partners                            7,434            7,812

TOTAL                                    $  743,375       $  781,195

NET INCOME PER LIMITED PARTNERSHIP UNIT      $30.66           $32.22

LIMITED PARTNERSHIP UNITS USED
  IN PER UNIT CALCULATION                    24,000           24,000



See accompanying notes to financial statements (unaudited).



STATEMENTS OF CHANGES IN PARTNERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2003


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2003            ($83,674)     $2,494,476   $2,410,802

NET INCOME                               7,434         735,941      743,375
DISTRIBUTIONS                           (5,454)       (540,000)    (545,454)

BALANCE AT JUNE 30, 2003              ($81,694)     $2,690,417   $2,608,723



See accompanying notes to consolidated financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002


                                      June 30,          June 30,
                                        2003              2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 743,375       $ 781,195

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Equity in earnings of
      real estate joint venture          (69,689)        (69,927)
     Distributions from real
      estate joint venture                64,200          67,500
     Changes in assets and
      	liabilities:

     Decrease in other assets                  0           1,839
     Increase in liabilities              30,624          27,004

Net cash provided by
  operating activities                   768,510         807,611


CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (545,454)       (545,454)

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      223,056         262,157

CASH AND CASH EQUIVALENTS:

     At beginning of period              502,070         619,194
     At end of period                  $ 725,126        $881,351


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

The accompanying financial information as of June 30, 2003, and for the periods ended June 30, 2003, and 2002 is unaudited. Such financial information includes all adjustments considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities located in Stockton, Pittsburg, El Centro, Lompoc and Huntington Beach, California. The total cost of property and accumulated depreciation at June 30, 2003, is as follows:

        Land                                 $  2,287,427
        Buildings and improvements              7,126,999
        Equipment                                  24,040
        Total                                   9,438,466
        Less: Accumulated Depreciation        ( 7,149,828)
        Property - Net                       $  2,288,638


3.   INVESTMENT IN REAL ESTATE JOINT VENTURE

The Partnership is involved in a joint venture with DSI Realty Income Fund IX through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado. Under the terms of the joint venture agreement, the Partnership is entitled to 30% of the profits and losses of the venture and owns 30% of the mini-storage facility as a tenant in common with DSI Realty Income Fund IX, which has the remaining 70% interest in the venture. Summarized income statement information for the six months ended June 30, 2003, and 2002 is as follows:

                                   2003                   2002

     Revenue                     $335,827               $345,223
     Operating Expenses           103,531                112,134
     Net Income                  $232,296               $233,089



The Partnership accounts for its investment in the real estate joint venture under the equity method of accounting.

4.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.

5.   CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's President and Chief Executive Officer. The disclosure controls and procedures are designed to ensure that the inform-ation required to be disclosed by the Partnership in its periodic reports filed with the Securities and Exchange Commission (the Commission) is recorded, processed, summarized and reported, within the time periods specified by the Commissions rules and forms, and that the information is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partner-ship concluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls sub-sequent to the date of their evaluation.



                          CERTIFICATIONS

    I, Robert J. Conway, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of DSI Realty Income Fund VIII;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this quarterly report.

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

    Date:  July 31, 2003



    Robert J. Conway
    Chief Executive Officer



                          CERTIFICATIONS

    I, Richard P. Conway, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of DSI Realty Income Fund VIII;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this quarterly report.

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

    Date:  July 31, 2003



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley
Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    July 31, 2003






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley
Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    July 31, 2003



ROBERT J. CONWAY, CEO                        RICHARD P. CONWAY, VP