Form 10-Q
period 2003-09-30
DSI REALTY INCOME FUND VIII
filed 2003-11-14
CIK 743366

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2003

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended September 30, 2003, which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended September 30, 2003.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended September 30, 2003.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 31, 2003             DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  October 31, 2003             DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer




                           October 31, 2003


		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND VIII


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2003. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2003 and 2002, total revenues decreased 0.5% from $615,145 to $612,173 and total expenses increased 11.0% from $279,335 to $310,009 and other income decreased from $317 to $186. Equity in income of the real estate joint venture decreased 16.6% from $36,115 to $30,124. As a result, net income decreased 10.7% from $372,242 to $332,474 for the three-m onth period ended September 30, 2003, as compared to the same period in 2002. Rental revenue decreased as a result of lower unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 84.5% for the three-month period ended September 30, 2003 as compared to 85.2% for the same period in 2002. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $12,100 (5.5%) primarily as a result of decreases in workers compensation insurance and security and alarm services expenses, partially offset by increases in repairs and mainten-ance and salaries and wages expenses. General and administrative expenses increased approximately $42,800 (74.44%) primarily as a result of an increase in legal and professional expenses, partially offset by decreases in incentive management fees and equipment and computer lease expenses. Legal expense increased as a result of legal challenges by dissident Limited Partners to a proposed amendment to the Partnership Agreement (see paragraph below). Equity in income from the real estate joint venture decreased as a result of lower rental revenue at that facility.

For the nine-month periods ended September 30, 2003, and 2002, total revenues decreased 1.1% from $1,859,797 to $1,840,192 and total expenses increased 6.3% from $813,300 to $864,692 and other income decreased from $898 to $536. Equity in income of the real estate joint venture decreased 5.9% from $106,042 to $99,813. As a result, net income decreased 6.7% from $1,153,437 to $1,075,849 for the nine-month period ended September 30, 2003, as compared to the same period in 2002. Rental revenue decreased as a result of lower unit rental rates. Operating expenses increased approximately $17,600 (2.9%) primarily as a result of increases in repairs and maintenance, telephone, real estate tax, salaries and wages expenses, partially offset by a decrease in workers compensation insurance and security and alarm services expenses. General and administrative expenses increased approximately $33,800 (16.3%) primarily as a result of an increase in legal and professional, partially offset by a de-crease in incentive management fee and equipment and computer lease expenses. The increase in legal expense was discussed above. Equity in income from the real estate joint venture decreased as a result of lower rental revenue at that facility.

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

The Limited Partners have approved an amendment to the Partnership Agreement granting the General Partners ten days to review certain types of transfers during which the General Partners may match, exceed or approve the proposed transfers. The Court has rejected all preliminary attempts to halt implemen-tation of the amendment. Subsequently, the dissident Limited Partners who initiated the legal proceedings decided not to pursue the matter any further.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND VIII
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President





                                DSI REALTY INCOME FUND VIII
                     (A California Real Estate Limited Partnership)



BALANCE SHEETS(UNAUDITED)
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002


                                       September 30,      December 31,
                                            2003             2002

ASSETS

CASH AND CASH EQUIVALENTS                $  921,768       $  502,070
PROPERTY, Net                             2,288,638        2,288,638
INVESTMENT IN REAL ESTATE
  JOINT VENTURE                             185,906          180,293
OTHER ASSETS                                102,393          102,393

TOTAL                                    $3,498,705       $3,073,394

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  830,235       $  662,592

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (81,097)         (83,674)
     Limited Partners                     2,749,567        2,494,476

  Total partners' equity                  2,668,470        2,410,802

TOTAL                                    $3,498,705       $3,073,394

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                       September 30,    September 30,
                                           2003             2002
REVENUES:

Rental                                   $  612,173       $  615,145

EXPENSES:

Operating                                   209,748          221,831
General and administrative                  100,261           57,504
     Total expenses                         310,009          279,335

OPERATING INCOME                            302,164          335,810

OTHER INCOME
   Interest                                     186              317

INCOME BEFORE EQUITY IN INCOME
   OF REAL ESTATE JOINT VENTURE             302,350          336,127
EQUITY IN INCOME OF
   REAL ESTATE JOINT VENTURE                 30,124           36,115

NET INCOME                               $  332,474       $  372,242


AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  329,149       $  368,520
    General partners                          3,325            3,722

TOTAL                                    $  332,474       $  372,242

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    13.71       $    15.35


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000           24,000

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                      September 30,     September 30,
                                           2003             2002

REVENUES:

Rental                                 $1,840,192       $1,859,797

EXPENSES:
Operating                                 623,728          606,099
General and administrative                240,964          207,201
Total expenses                            864,692          813,300

OPERATING INCOME                          975,500        1,046,497

OTHER INCOME
   Interest                                   536              898

INCOME BEFORE EQUITY IN INCOME
OF REAL ESTATE JOINT VENTURE              976,036        1,047,395

EQUITY IN INCOME OF REAL
ESTATE JOINT VENTURE                       99,813          106,042

NET INCOME                             $1,075,849       $1,153,437


AGGREGATE NET INCOME ALLOCATED TO:
Limited Partners                        1,065,091        1,141,903
General Partners                           10,758           11,534

TOTAL                                   1,075,849        1,153,437

NET INCOME PER LIMITED
PARTNERSHIP UNIT                           $44.38           $47.58

LIMITED PARTNERSHIP UNITS
USED IN PER UNIT CALCULATION               24,000           24,000

See accompanying notes to financial statements(unaudited).


STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2003            ($83,674)     $2,494,476   $2,410,802

NET INCOME                              10,758       1,065,091    1,075,849
DISTRIBUTIONS                           (8,181)       (810,000)    (818,181)

BALANCE AT SEPTEMBER 30, 2003         ($81,097)     $2,749,567   $2,668,470


See accompanying notes to consolidated financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002



                                    September 30,     September 30,
                                        2003              2002


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                            $1,075,849       $1,153,437

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Equity in earnings of
       real estate joint venture         (99,813)       (106,042)
     Distributions from
       real estate joint venture          94,200         107,400

     Changes in assets and
      	liabilities:

     Decrease in other assets                  0           1,839
     Increase in liabilities             167,643          70,533

Net cash provided by
  operating activities                 1,237,879       1,227,167

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property                                   (1,210)


CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (818,181)       (818,181)

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      419,698         407,776

CASH AND CASH EQUIVALENTS:

     At beginning of period              502,070         619,194
     At end of period                 $  921,768      $1,026,970


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

The accompanying financial information as of September 30, 2003, and for the periods ended September 30, 2003, and 2002 is unaudited. Such financial information includes all adjustments considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities located in Stockton, Pittsburg, El Centro, Lompoc and Huntington Beach, California. The total cost of property and accumulated depreciation at September 30, 2003, is as follows:



        Land                                 $  2,287,427
        Buildings and improvements              7,126,999
        Equipment                                  24,040
        Total                                   9,438,466
        Less: Accumulated Depreciation        ( 7,149,828)
        Property - Net                       $  2,288,638




3.   INVESTMENT IN REAL ESTATE JOINT VENTURE

The Partnership is involved in a joint venture with DSI Realty Income
Fund IX through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado. Under the terms of the joint venture agreement, the Partnership is entitled to 30% of the profits and losses of the venture and owns 30% of the mini-storage facility as a tenant in common with DSI Realty Income Fund IX, which has the remaining 70% interest in the venture. Summarized income statement information for the nine months ended September 30, 2003, and 2002 is as follows:


                                   2003                    2002

     Revenue                     $485,333                $522,050
     Operating Expenses           152,624                 168,577
     Net Income                  $332,709                $353,473



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


DSI REALTY INCOME FUND VIII
Form 10-Q

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of DSI Properties, Inc. (corporate General Partner) of DSI REALTY INCOME FUND VIII (the "Partnership") that the Quarterly Report of the Partnership on Form 10-Q for the periods ended September 30, 2003 fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934 and that inform-ation contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such periods and the results of operations of the Partnership for such periods.


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

Date:  November, 2003



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

Date:  November, 2003



Richard Conway
Vice President