Form 10-K
period 2003-12-31
DSI REALTY INCOME FUND VIII
filed 2004-03-31
CIK 743366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2003. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from ____________ to ______________.

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



                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2003, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2003, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 2003, incorporated by reference to Form 10-K, Part III.

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

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2003 and December 31, 2002 were as follows:


Location of Property       Average Occupancy         Average Occupancy
                           Level for the              Level for the
                           Year Ended                 Year Ended
                           Dec. 31, 2003              Dec. 31, 2002

El Centro, CA                   90%                        87%

Lompoc, CA                      90%                        91%

Pittsburg, CA                   85%                        85%

Stockton, CA                    83%                        83%

Huntington Beach, CA            90%                        87%

Aurora, CO*                     81%                        82%
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



Item 2.  PROPERTIES

     Registrant owns a fee interest in five mini-storage facilities and a thirty percent (30%) interest in a joint venture with DSI Realty Income Fund IX, an affiliated California limited partnership, owning a sixth mini-storage facility, none of which are subject to long-term indebtedness. Additional information is set forth in Registrant's letter to its Limited Partners regarding the Annual Report, attached hereto as Exhibit 2, and incorporated by this reference. The following table sets forth information as of December 31, 2003 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 24,000 limited partnership units during its offering and currently has 847 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $12.55 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2003 and $16.94 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2002 and $16.31 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2001. It is Registrant's expectations that distributions will continue to be paid in the future.


Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, 2001, 2000, and 1999
         --------------------------------------------------------------------
                     2003        2002          2001          2000        1999
                     ----        ----          ----          ----        ----

TOTAL REVENUES
AND OTHER
INCOME            $2,422,720   $2,469,376   $2,560,170   $2,191,329   $1,964,314

TOTAL
EXPENSES           1,146,634    1,083,555    1,017,264    1,124,448    1,325,636

EQUITY IN
INCOME OF
REAL ESTATE
JOINT
VENTURE              128,775      143,534      168,986      121,220      122,453
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,404,861   $1,529,355   $1,711,892   $1,188,101   $  761,131
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $3,280,715   $3,073,394   $3,159,545   $3,039,636   $3,209,853
                  ==========   ==========   ==========   ==========   ==========

CASH FLOW FROM:
(USED IN):
OPERATING         $1,300,536   $1,381,661   $1,522,378   $1,291,175   $1,095,614
INVESTING               -         (1,211)         -        (26,440)     (14,773)
                  (1,089,177) (1,497,574)   1,417,681   (1,233,546)  (1,055,558)


NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    57.95   $    63.09   $    70.62   $    49.01   $    31.40
                  ==========   ==========   ==========   ==========   ==========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $    50.21   $    67.75   $    65.25   $    57.77   $    50.25
                  ==========   ==========   ==========   ==========   ==========





Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

2003 TO 2002

     Total revenues decreased from $2,468,178 in 2002 to $2,421,945 in 2003, total expenses increased from $1,083,555 to $1,146,634, other income decreased from $1,198 to $775 and income from the real estate joint venture decreased from $143,534 to $128,775. As a result, net income decreased from $1,529,355 in 2002 to $1,404,861 in 2003. The approximate $46,200 (1.9%) decrease in rental revenues can be attributed to lower unit rental rates, partially offset by higher occupancy rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 87.6% for the year ended December 31, 2003 and 85.9% for the year ended December 31, 2002. The Partnership continued its advertising campaign to attract and keep new tenants in its various mini-storage facilities. The approximate $17,500 (2.8%) increase in operating expenses was due primarily to relatively insignificant fluctuations in various expense accounts as decreases in workers compensation insurance and security alarm services expenses was offset by increases in repairs and maintenance and salaries and wages expenses. General and administrative expenses increased approximately $35,700 (18.6%) primarily as a result of increases in legal and professional expense, partially offset by a decrease in equipment and computer lease expense. Legal expense increased as a result of legal challenges by dissident Limited Partners to a proposed amendment to the Partnership Agreement (see paragraph below). General Partners' incentive management fees increased from $151,538 to $163,577. Property management fees, which are based on revenue decreased as a result of the decrease in rental revenue. Income from real estate joint venture decreased approximately $14,700 (10.2%) primarily as a result of a decrease in rental revenue. Average occupancy of the joint venture facility was $81.4% in 2003 and 83.0% in 2002.


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

     Operating expense consists mainly of expenses such as yellow pages and other advertising, utilities, repairs and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative espenses consist mainly of expenses such as legal and professional, office supplies, postate, accounting services and computer expenses.


                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased approximately $81,100 (5.9%) in 2003 compared to 2002, primarily due to a decrease in net income. Net cash provided by operating activities increased approximately $140,700 (9.2%) in 2002 compared to 2001, primarily due to decrease in net income.

     Cash used in financing activities, as set forth in the statements of cash flows, has been limited to distributions paid to the partners. A special distribution of 1.0%, 4.5%, and 4.0%, of capital contributed by Limited Partners was declared and paid on December 15, 2003, 2002 and 2001 respectively.

     Cash used in investing activities, as set forth in the statements of cash flows, consisted of acquisitions of equipment for the Partnership's mini-storage properties in 2002. The Partnership has no material commitments for capital expenditures.

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

     The Limited Partners have approved an amendment to the Partnership Agree-ment granting the General Partners ten days to review certain types of transfers during which the General Partners may match, exceed or approve the proposed transfers. The Court has rejected all preliminary attempts to halt the imple-mentation of the amendment. Subsequently, the dissident Limited Partners who initiated the legal proceedings decided not to pursue the matter any further.

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

                QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2003 and 2002 was as follows:

                                            2003 Quarter Ended
                                            ------------------

                               March 31   June 30   September 30   December 31

Total revenues                 $638,203   $589,816   $612,173       $581,753

Income before interest
  in joint venture              348,819    324,867    302,350        300,050

Net income                      387,003    356,372    332,474        329,012

Net income per limited
  partnership unit             $  15.96   $  14.70   $  13.72       $  13.57

Weighted average number
  of limited partnership
  units outstanding              24,000     24,000     24,000         24,000



                                            2002 Quarter Ended
                                            ------------------

                               March 31   June 30   September 30   December 31

Total revenues                 $638,942   $605,710   $615,145       $608,381

Income before interest
  in joint venture              376,911    334,357    336,127        338,426

Net income                      414,099    367,096    372,242        375,918

Net income per limited
  partnership unit             $  17.08   $  15.14   $  15.35       $  15.52

Weighted average number
  of limited partnership
  units outstanding              24,000     24,000     24,000         24,000




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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Diversified Investors Agency. As of December 31, 2003, Messrs. Robert J. Conway and Joseph
W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 70 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 75 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 81 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2003, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 2003, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2003, attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 2003, together with the reports of its independent auditors, Deloitte & Touche LLP. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 2003.

     (b) No reports on Form 8K were filed during the fiscal year ended December 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VIII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 31, 2004
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 31, 2004
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VIII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________               Dated:  March 31, 2004
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director



By___________________________               Dated:  March 31, 2004
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)


                           DSI REALTY INCOME FUND VIII

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2003, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.



                                    EXHIBIT l
DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)
SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2003
         --------------------------------------------------------------------
                     2003        2002          2001          2000        1999
                     ----        ----          ----          ----        ----

TOTAL REVENUES
AND OTHER
INCOME            $2,422,720   $2,469,376   $2,560,170   $2,191,329   $1,964,314

TOTAL
EXPENSES           1,146,634    1,083,555    1,017,264    1,124,448    1,325,636

EQUITY IN
INCOME OF
REAL ESTATE
JOINT
VENTURE              128,775      143,534      168,986      121,220      122,453
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,404,861   $1,529,355   $1,711,892   $1,188,101   $  761,131
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $3,280,715   $3,073,394   $3,159,545   $3,039,636   $3,209,853
                  ==========   ==========   ==========   ==========   ==========

CASH FLOW FROM:
(USED IN):
OPERATING         $1,300,536   $1,381,661   $1,522,378   $1,291,175   $1,095,614
INVESTING               -         (1,211)         -        (26,440)     (14,773)
                  (1,089,177) (1,497,574)   1,417,681   (1,233,546)  (1,055,558)


NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    57.95   $    63.09   $    70.62   $    49.01   $    31.40
                  ==========   ==========   ==========   ==========   ==========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $    50.21   $    67.75   $    65.25   $    57.77   $    50.25
                  ==========   ==========   ==========   ==========   ==========





The following are reconciliations between the net income and partners' equity for the financial statements and the Partnership's income tax return for the year ended December 31, 2003.


                                                          Net        Partners'
                                                         Income        Equity

Per financial statements                             $ 1,404,861    $ 2,598,386
Excess financial statement depreciation                 (144,932)       526,015
Joint venture income adjustment                          (35,892)       110,808
Accrued incentive management fees                                       266,768
Capitalization of property acquisition costs                             80,713
Fixed asset adjustments                                                   2,080
Recognition of deferred rental revenues                                  66,083
Accrued distributions to partners                                       272,728
State taxes                                               (5,156)
                                                     -----------    -----------
Per Partnership income tax return                    $ 1,218,881    $ 3,923,581
                                                     ===========    ===========
Net taxable income per limited
partnership unit                                     $     50.28
                                                     ===========


DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

    Independent Auditors' Report                                             F-1

FINANCIAL STATEMENTS:


    Balance Sheets at December 31, 2003 and 2002                             F-2

    Statements of Income for the Three
        Years Ended December 31, 2003                                        F-3

    Statements of Changes in Partners' Equity (Deficit) for
        the Three Years Ended December 31, 2003                              F-4

    Statements of Cash Flows for the Three Years
        Ended December 31, 2003                                              F-5

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




INDEPENDENT AUDITORS' REPORT
Partners of
DSI Realty Income Fund VIII:

We have audited the accompanying balance sheets of DSI Realty Income Fund VIII, a California Limited Partnership (the "Partnership") as of December 31,
2003 and 2002, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VIII at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP
March 20, 2004





DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------


ASSETS                                                  2003             2002

CASH AND CASH EQUIVALENTS                           $   713,429     $   502,070

PROPERTY, net (Note 3)                                2,288,610       2,288,638

INVESTMENT IN REAL ESTATE
JOINT VENTURE
(Note  6)                                               180,968         180,293

OTHER ASSETS                                             97,680         102,393
                                                    -----------      -----------
TOTAL                                               $ 3,280,715     $ 3,073,394
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
Distribution due to partners (Note 4)               $   272,727      $  272,727
Incentive management fee payable to
general partners (Note 4)                               323,942         304,230
Property management fees payable                          9,601           9,576
Customer deposits and other liabilities                  76,059          76,059
                                                    -----------      -----------
Total liabilities                                       682,329         662,592
                                                    -----------      -----------
PARTNERS' EQUITY (DEFICIT) (Notes 4):
General partners                                        (81,798)        (83,674)
Limited partners (24,000 limited
partnership units outstanding
at December 31, 2003 and 2002)                        2,680,184       2,494,476
                                                   ------------      -----------
Total partners' equity                                2,598,386       2,410,802
                                                   ------------      -----------
TOTAL                                               $ 3,280,715     $ 3,073,394
                                                   ============      ===========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)


STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------


                                               2003         2002         2001

REVENUES:
Rental                                     $ 2,421,945   $2,468,178   $2,555,493
                                            ----------   ----------   ----------
EXPENSES:
 Operating                                     634,462      616,944      586,846
 General and administrative                    227,358      191,664      135,671
 General partners' incentive
  management fee (Note 4)                      163,577      151,538      167,714
 Property management fee                       121,237      123,409      127,033
                                            ----------   ----------   ----------
Total expenses                               1,146,634    1,083,555    1,017,264
                                            ----------   ----------   ----------
OPERATING INCOME                             1,275,311    1,384,623    1,538,229

OTHER INCOME:

Interest income                                    775        1,198        4,677
                                             ---------   ----------   ----------
INCOME BEFORE EQUITY IN
INCOME OF REAL ESTATE
JOINT VENTURE                                1,276,086    1,385,821    1,542,906

EQUITY IN INCOME OF
REAL ESTATE JOINT
VENTURE (Notes 2 and 6)                        128,775      143,534      168,986
                                            __________   __________    _________

NET INCOME                                  $1,404,861   $1,529,355   $1,711,892
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $1,390,812   $1,514,061   $1,694,773
General partners                                14,049       15,294       17,119
                                            ----------   ----------   ----------
TOTAL                                       $1,404,861   $1,529,355   $1,711,892
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    57.95   $    63.09   $    70.62
                                            ==========   ==========   ==========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total


BALANCE, JANUARY 1, 2001               $(83,844)     $2,477,655      $2,393,811

Net income                               17,119       1,694,773       1,711,892

Distributions                           (15,818)     (1,565,963)     (1,581,781)
                                        --------     -----------     -----------
BALANCE, DECEMBER 31, 2001             $(82,543)     $2,606,465      $2,523,922

Net income                               15,294       1,514,061       1,529,355

Distributions                           (16,425)     (1,626,050)     (1,642,475)
                                        --------     -----------     -----------
BALANCE, DECEMBER 31, 2002             $(83,674)     $2,494,476      $2,410,802

Net income                               14,049       1,390,812       1,404,861

Distributions                           (12,173)     (1,205,104)     (1,217,277)
                                        --------     -----------     -----------
BALANCE, DECEMBER 31, 2003             $(81,798)     $2,680,184      $2,598,386
                                        ========     ===========     ===========


See accompanying notes to financial statements.



DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------


                                            2003          2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $ 1,404,861   $ 1,529,355   $ 1,711,892
 Adjustments to reconcile net
 income to net cash provided
 by operating activities:
  Equity in earnings of
   real estate joint venture               (128,775)     (143,534)     (168,986)
  Changes in assets and liabilities:
   Other assets                               4,685       (31,129)      (10,326)
   Incentive management fee
    payable to general partners              19,712        27,508         2,053
   Property management fees payable              25          (511)          171
   Customer deposits and
    other liabilities                                         (28)      (12,426)
                                        -----------   -----------    -----------
  Net cash provided by operating
  activities                              1,300,536     1,381,661     1,522,378

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions of property                                      (1,211)
                                        -----------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                (1,217,277)   (1,642,475)   (1,581,781)
Distributions from real
   estate joint venture                     128,100       144,901       167,700
Contributions to real
   estate joint venture                                                  (3,600)
                                        -----------   -----------   ------------
 Net cash used in
     financing activities                (1,089,177)   (1,497,574)   (1,417,681)

NET INCREASE(DECREASE) IN CASH AND
CASH EQUIVALENTS                            211,359      (117,124)      104,697
CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        502,070       619,194       514,497
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   713,429   $   502,070   $   619,194
                                        ===========   ===========   ============

See accompanying notes to financial statements.


DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2003


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

     Property and Depreciation - Property was recorded at cost and is composed primarily of mini-storage facilities. Depreciation was provided for using the straight-line method over an estimated useful life of 15 years. Building improvements are depreciated over a five year period.

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes is $185,980.

     Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided in the lease agreements, which approximates recognition on a straight line basis. The term of the lease agreements is usually less than one year.

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

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
     If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impair-ment loss to the extent that the carrying value exceeded the fair value of the property. No impairment losses were required in 2003, 2002, or 2001.

     Fair Value of Financial Instruments - The Partnership's financial instru-ments consist primarily of cash and cash equivalents, receivables, accounts payable and accrued liabilities. The carrying values of all financial instruments are representative of their fair values due to their short-term maturities.

     Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash and cash equivalents and rent receivables. The Partnership places its cash equivalents with high credit quality institutions.

     Reclassifications - Certain reclassifications have been made to the 2002 and 2001 amounts to conform to the 2003 presentation.

     Impact of Recent Accounting Pronouncements - In 2002, the Partnership adopted the following pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment of Disposal of Long-Lived Assets; SFAS No. 145, Rescission of FASB Statements No. 4,
     44, 64, Amendment of FASB Statement NO. 13, and Technical Corrections. The adoption of these pronouncements did not have a material impact on the Partnership's financial position or results of operations. The Partnership believes the adoption of Financial Accounting Standards Board Interpre-tation No. 46, Consolidation of Variable Interest Entities, will not have a material impact on the financial statements.


3.   PROPERTY

     The total cost of property and accumulated depreciation is as follows as of December 31:


                                                 2003              2002

       Land                                   $ 2,287,427       $2,287,427
       Buildings and improvements               7,151,039        7,151,039
                                              -----------       ----------

       Total                                    9,438,466        9,438,466
       Less accumulated depreciation           (7,149,828)      (7,149,828)
                                              -----------       ----------

       Property, net                          $ 2,288,638       $2,288,638
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

     Investment in real estate joint venture is summarized as follows:

                                            Year Ended December 31
                                            ----------------------

                                     2003           2002           2001

 Beginning balance                 $ 180,293      $ 181,660      $ 176,774
 Income allocation                   128,775        143,534        168,986
 Distribution                       (128,100)      (144,901)      (167,700)
 Contributions                                                       3,600
                                   ---------      ---------      ---------
 Ending balance                    $ 180,968      $ 180,293      $ 181,660
                                   =========      =========      =========


Summarized financial information of the Buckley Road financial statements is as follows as of December 31 (unaudited):

                                          2003             2002

Assets:
 Cash                               $   18,034         $   13,984
                                    ----------         ----------

Property:
 Land                                  586,500            586,500
 Building                            2,602,784          2,602,783
                                    ----------         ----------
Total                                3,189,284          3,189,283
Less accumulated
 depreciation                        2,598,771          2,598,768
                                    ----------         ----------
Property, net                          590,513            590,515

Other assets                            20,486             20,486
                                    ----------         ----------
Total                               $  629,033         $  624,985

Liabilities and Partners' Equity:
 Liabilities                        $   22,571         $   20,773
 Partners' equity                      606,462            604,212
                                    ----------         ----------
Total                               $  629,033         $  624,985
                                    ==========         ==========


                                     2003           2002         2001

Income Statement Data:
 Rental revenues                 $  634,225     $  696,462    $  782,893
 Less expenses                      204,974        218,016       219,606

Net income                          429,251        478,446       563,287
                                    -------        -------       -------
Allocation of net income         $  128,775     $  143,534    $  168,986
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

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross  Amount at Which Carried
                                   Partnership         Acquisition            at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Stockton, CA          None    $353,117  $1,375,823  $ 43,692         $353,117  $1,419,515  $1,772,632 $1,418,304  01/85 07/84 15 Yrs
Pittsburgh, CA        None     317,550   1,122,032    18,890          317,550   1,140,922   1,458,472  1,140,922  05/85 11/84 15 Yrs
El Centro, CA         None     163,560     708,710     3,202          163,560     711,912     875,472    711,912  04/85 12/84 15 Yrs
Lompoc, CA            None     277,200   1,524,419     6,303          277,200   1,530,722   1,807,922  1,530,722  02/85 02/85 15 Yrs
Huntington Bch, CA    None   1,176,000   2,306,020    41,948        1,176,000   2,347,968   3,523,968  2,347,968  06/85 02/85 15 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,287,427  $7,037,004  $114,035       $2,287,427  $7,151,039 $ 9,438,466 $7,149,828
                            ==========  ==========  ========       ==========  ========== =========== ==========


                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance, January 1, 2001               $ 9,437,255     $7,149,828
                 Additions                                  -              -
                                                      -----------     ----------
               Balance, December 31, 2001             $ 9,437,255     $7,149,828
                 Additions                                  1,211          -
                                                      -----------     ----------
               Balance, December 31, 2002             $ 9,438,466     $7,149,828
                 Additions                                  -              -
                                                      -----------     ----------
               Balance, December 31, 2003             $ 9,438,466     $7,149,828
                                                      ===========     ==========

                                    EXHIBIT 2

                                 March 20, 2004

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                           DSI REALTY INCOME FUND VIII

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 2003 and 2002, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 2003 accompanied by an independent auditors' report. The Partnership owns five mini-storage facilities, plus a 30% interest in a sixth mini-storage facility on a joint venture basis with an affiliated Partnership, DSI Realty Income Fund IX, a California Limited Partnership. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2003 and December 31, 2002 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 2003              Dec. 31, 2002



El Centro, CA                         90%                        87%

Lompoc, CA                            90%                        91%

Pittsburg, CA                         85%                        85%

Stockton, CA                          83%                        83%

Huntington Beach, CA                  90%                        87%

Aurora, CO*                           81%                        82%
----------
*The Partnership owns a 30% fee interest in this facility.


     We will keep you informed of the activities of DSI Realty Income Fund VIII as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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

    Date:  March 20, 2004



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

    Date:  March 20, 2004



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    March 20, 2004






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    March 20, 2004