Form 10-Q
period 2004-03-31
DSI REALTY INCOME FUND VIII
filed 2004-05-14
CIK 743366

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended March 31, 2004 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended March 31, 2004.



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended March 31, 2004.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 30, 2004               DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  April 30, 2004               DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer





                                April 30, 2004

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND VIII


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2004. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended March 31, 2004 and 2003, total revenues decreased 7.1% from $638,203 to $592,660, total expenses decreased 2.8% from $289,575 to $281,383, other income decreased from $191 to $184 and equity in income of the real estate joint venture decreased 16.3% from $38,184 to $31,941. As a result, net income decreased 11.3% from $387,003 to $343,402 for the three-month period ended March 31, 2004, as compared to the same period in 2003. Rental revenue decreased as a result of lower occupancy rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 84.1% for the three month period ended March 31, 2004, and 88.9% for the same period in 2003. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses remained relatively constant. General and administrative expenses decreased approximately $10,400 (13.2%) as a result of lower in-centive management and equipment and computer lease expenses. Equity in income of real estate joint venture decreased approximately $6,200 (16.2%) primarily as a result of a lower occupancy rate at that facility.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND VIII
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President






                                DSI REALTY INCOME FUND VIII
                     (A California Real Estate Limited Partnership)


BALANCE SHEETS(UNAUDITED)
MARCH 31, 2004 AND DECEMBER 31, 2003


                                          March 31,      December 31,
                                            2004             2003

ASSETS
CASH AND CASH EQUIVALENTS                $  752,902       $  713,429
PROPERTY, NET                             2,288,638        2,288,638

INVESTMENT IN REAL ESTATE
  JOINT VENTURE                             179,909          180,968

OTHER ASSETS                                 97,709           97,680

TOTAL                                    $3,319,158       $3,280,715

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  650,097       $  682,329


PARTNERS' EQUITY (DEFICIT):
     General Partners                       (81,091)         (81,798)
     Limited Partners                     2,750,152        2,680,184

  Total partners' equity                  2,669,061        2,598,386

TOTAL                                    $3,319,158       $3,280,715

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                         March 31,        March 31,
                                           2004             2003
REVENUES:

Rental                                   $  592,660       $  638,203

EXPENSES:

Operating                                   212,867          210,666
General and administrative                   68,516           78,909
     Total expenses                         281,383          289,575


OPERATING INCOME                            311,277          348,628

OTHER INCOME
    Interest                                    184              191

INCOME BEFORE EQUITY IN INCOME
  OF REAL ESTATE JOINT VENTURE           $  311,461       $  348,819

EQUITY IN INCOME OF REAL
  ESTATE JOINT VENTURE                       31,941           38,184

NET INCOME                               $  343,402       $  387,003

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  339,968       $  383,133
    General partners                          3,434            3,870

TOTAL                                    $  343,402       $  387,003

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    14.17       $    15.96


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000           24,000

See accompanying notes to financial statements(unaudited).


STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL



BALANCE AT JANUARY 1, 2004            ($81,798)     $2,680,184   $2,598,386

NET INCOME                               3,434         339,968      343,402
DISTRIBUTIONS                           (2,727)       (270,000)    (272,727)

BALANCE AT MARCH 31, 2004             ($81,091)     $2,750,152   $2,669,061



See accompanying notes to consolidated financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                      March 31,         March 31,
                                        2004              2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 343,402       $ 387,003

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Equity in earnings of real
      estate joint venture               (31,941)        (38,184)
     Distributions from real
      estate joint venture                33,000          35,400
     Changes in assets and
      	liabilities:
     Increase in other assets                (29)              0
     (Decrease)increase in
        liabilities                      (32,232)          7,030

Net cash provided by
  operating activities                   312,200         391,249

CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (272,727)       (272,727)

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                        39,473         118,522

CASH AND CASH EQUIVALENTS:

     At beginning of period              713,429         502,070
     At end of period                  $ 752,902        $620,592


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

The accompanying financial information as of March 31, 2004, and for the periods ended March 31, 2004, and 2003 is unaudited. Such financial information includes all adjustments considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities located in Stockton, Pittsburg, El Centro, Lompoc and Huntington Beach, California. The total cost of property and accumulated depreciation at March 31, 2004, is as follows:

        Land                                 $  2,287,427
        Buildings and improvements              7,126,999
        Equipment                                  24,040
        Total                                   9,438,466
        Less: Accumulated Depreciation        ( 7,149,828)
        Property - Net                       $  2,288,638


3.   INVESTMENT IN REAL ESTATE JOINT VENTURE

The Partnership is involved in a joint venture with DSI Realty Income
Fund IX through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado. Under the terms of the joint venture agreement, the Partnership is entitled to 30% of the profits and losses of the venture and owns 30% of the mini-storage facility as a tenant in common with DSI Realty Income Fund IX, which has the remaining 70% interest in the venture. Summarized income statement information for the three months ended March 31, 2004, and 2003 is as follows:

                                   2004                    2003

     Revenue                     $157,983                $176,044
     Operating Expenses            51,514                  48,763
     Net Income                  $106,469                $127,281


The Partnership accounts for its investment in the real estate joint venture under the equity method of accounting.

4.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.

5.   CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Partnership evaluated the effectiveness of its disclosure controls and procedures. This evalu-ation was performed by the Partnership's Controller with the assistance of the Partnership's President and Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Partnership in its periodic reports filed with the Securities and Exchange Commission (the Commission) is recorded, processed, summarized and reported, within the time periods specified by the Commissions rules and forms, and that the information is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership con-cluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls sub-sequent to the date of their evaluation.




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

    Date:  April 30, 2004



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

    Date:  April 30, 2004



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley
Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    April 30, 2004






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley
Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    April 30, 2004