Form 10-Q
period 2004-06-30
DSI REALTY INCOME FUND VIII
filed 2004-08-13
CIK 743366

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.



For the quarterly period ended June 30, 2004

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended June 30, 2004 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended June 30, 2004.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended June 30, 2004.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 31, 2004                DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  July 31, 2004                DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer




                                July 31, 2004

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND VIII


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2004. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended June 30, 2004 and 2003, total revenues decreased 0.1% from $589,816 to $589,499 and total expenses increased 8.5% from $265,108 to $287,666 and other income increased from $159 to $184. Equity in income of the real estate joint venture decreased 13.4% from 31,505 to $27,284. As a result, net income decreased 7.6% from $356,372 to $329,301 for the three-month period ended June 30, 2004, as compared to the same period in 2003. Rental revenue remained constant as higher unit rental rates was off-set by lower occupancy rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 85.7% for the three-month period ended June 30, 2004 as compared to 88.7% for the same period in 2003. The Partner-ship is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approxi-mately $18,400 (9.1%) primarily as a result of increases in advertising, repairs and maintenance and office supplies expenses, partially offset by a decrease in salaries and wages expense. General and administrative expenses increased approximately $4,200 (6.8%) primarily as a result of an increase in legal and professional and equipment and computer lease expenses partially offset by a decrease in incentive management fees expense. Equity in income from the real estate joint venture decreased as a result of lower rental revenue at that facility.

For the six-month periods ended June 30, 2004, and 2003, total revenues decreased 3.7% from $1,228,019 to $1,182,159 and total expenses increased 2.6% from $554,683 to $569,049 and other income increased from $350 to $368. Equity in income of the real estate joint venture decreased 15.0% from $69,689 to $59,225. As a result, net income decreased 9.5% from $743,375 to $672,703 for the six-month period ended June 30, 2004, as compared to the same period in 2003. Rental revenue decreased as a result of lower occupancy rates. Operating expenses increased approximately $20,600 (5.0%) primarily as a result of increases in advertising, office supplies and salaries and wages expenses. General and administrative expense decreased approximately $6,200 (4.4%) primarily as a result of a decrease in incentive management fees expense, partially offset by an increase in legal and professional expense. Equity in income from the real estate joint venture decreased as a result of lower rental revenue at that facility.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND VIII
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President




                                DSI REALTY INCOME FUND VIII
                     (A California Real Estate Limited Partnership)


BALANCE SHEETS(UNAUDITED)
JUNE 30, 2004 AND DECEMBER 31, 2003

                                          June 30,       December 31,
                                            2004             2003
ASSETS

CASH AND CASH EQUIVALENTS                $  857,528       $  713,429
PROPERTY, Net                             2,288,638        2,288,638

INVESTMENT IN REAL ESTATE
  JOINT VENTURE                             181,093          180,968

OTHER ASSETS                                 97,709           97,680

TOTAL                                    $3,424,968       $3,280,715


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  699,333       $  682,329


PARTNERS' EQUITY (DEFICIT):
     General Partners                       (80,525)         (81,798)
     Limited Partners                     2,806,160        2,680,184

  Total partners' equity                  2,725,635        2,598,386

TOTAL                                    $3,424,968       $3,280,715



See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                         June 30,         June 30,
                                           2004             2003
REVENUES:
Rental                                   $  589,499       $  589,816

EXPENSES:

Operating                                   221,689          203,314
General and administrative                   65,977           61,794
     Total expenses                         287,666          265,108

OPERATING INCOME                            301,833          324,708

OTHER INCOME
  Interest                                      184              159

INCOME BEFORE EQUITY IN INCOME
   OF REAL ESTATE JOINT VENTURE             302,017          324,867

EQUITY IN INCOME OF REAL ESTATE
   JOINT VENTURE                             27,284           31,505

NET INCOME                               $  329,301       $  356,372


AGGREGATE NET INCOME ALLOCATED TO:
    Limited Partners                     $  326,008       $  352,808
    General Partners                          3,293            3,564

TOTAL                                    $  329,301       $  356,372

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    13.58       $    14.70


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000           24,000

See accompanying notes to financial statements(unaudited).



STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                           June 30,        June 30,
                                             2004            2003

REVENUES:
Rental                                   $1,182,159       $1,228,019

EXPENSES:
Operating                                   434,556          413,980
General and Administrative                  134,493          140,703
Total Expenses                              569,049          554,683

OPERATING INCOME                            613,110          673,336

OTHER INCOME                                    368              350

INCOME BEFORE EQUITY IN INCOME OF
  REAL ESTATE JOINT VENTURE                 613,478          673,686

EQUITY IN INCOME OF REAL
  ESTATE JOINT VENTURE                       59,225           69,689

NET INCOME                               $  672,703       $  743,375

AGGREGATE NET INCOME ALLOCATED TO:
  Limited Partners                       $  665,976       $  735,941
  General Partners                            6,727            7,434

TOTAL                                    $  672,703       $  743,375

NET INCOME PER LIMITED PARTNERSHIP UNIT      $27.75           $30.66

LIMITED PARTNERSHIP UNITS USED
  IN PER UNIT CALCULATION                    24,000           24,000



See accompanying notes to financial statements (unaudited).



STATEMENTS OF CHANGES IN PARTNERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2004            ($81,798)     $2,680,184   $2,598,386

NET INCOME                               6,727         665,976      672,703
DISTRIBUTIONS                           (5,454)       (540,000)    (545,454)

BALANCE AT JUNE 30, 2004              ($80,525)     $2,806,160   $2,725,635



See accompanying notes to consolidated financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                      June 30,          June 30,
                                        2004              2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 672,703       $ 743,375

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Equity in earnings of
      real estate joint venture          (59,225)        (69,689)
     Distributions from real
      estate joint venture                59,100          64,200
     Changes in assets and
      	liabilities:

     Increase in other assets                (29)              0
     Increase in liabilities              17,004          30,624

Net cash provided by
  operating activities                   689,553         768,510


CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (545,454)       (545,454)

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      144,099         223,056

CASH AND CASH EQUIVALENTS:

     At beginning of period              713,429         502,070
     At end of period                  $ 857,528        $725,126


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

The accompanying financial information as of June 30, 2004, and for the periods ended June 30, 2004, and 2003 is unaudited. Such financial information includes all adjustments considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities located in Stockton, Pittsburg, El Centro, Lompoc and Huntington Beach, California. The total cost of property and accumulated depreciation at June 30, 2004, is as follows:

        Land                                 $  2,287,427
        Buildings and improvements              7,126,999
        Equipment                                  24,040
        Total                                   9,438,466
        Less: Accumulated Depreciation        ( 7,149,828)
        Property - Net                       $  2,288,638


3.   INVESTMENT IN REAL ESTATE JOINT VENTURE

The Partnership is involved in a joint venture with DSI Realty Income Fund IX through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado. Under the terms of the joint venture agreement, the Partnership is entitled to 30% of the profits and losses of the venture and owns 30% of the mini-storage facility as a tenant in common with DSI Realty Income Fund IX, which has the remaining 70% interest in the venture. Summarized income statement information for the six months ended June 30, 2004, and 2003 is as follows:

                                   2004                   2003

     Revenue                     $308,594               $335,827
     Operating Expenses           111,177                103,531
     Net Income                  $197,417               $232,296



The Partnership accounts for its investment in the real estate joint venture under the equity method of accounting.

4.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.

5.   CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the President and Chief Executive Officer. These disclosure controls and pro-cedures are designed to ensure that the information required to be disclosed by the Partnership in its periodic reports filed with the Securities and Ex-change Commission (the Commission) is recorded, processed, summarized and reported, within the time periods specified by the Commissions rules and forms and that the information is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership concluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could signifi-cantly affect the internal controls subsequent to the date of their evaluation.



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

    Date:  July 31, 2004



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

    Date:  July 31, 2004



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley
Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    July 31, 2004






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley
Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    July 31, 2004