Form 10-Q
period 2004-09-30
DSI REALTY INCOME FUND VIII
filed 2004-11-12
CIK 743366

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended September 30, 2004, which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended September 30, 2004.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended September 30, 2004.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 29, 2004             DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  October 29, 2004             DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer




                           October 29, 2004


		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND VIII


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2004. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2004 and 2003, total revenues decreased 2.5% from $612,173 to $596,859 and total expenses decreased 14.5% from $310,009 to $265,197 and other income increased from $186 to $187. Equity in income of the real estate joint venture decreased 4.7% from $30,124 to $28,698. As a result, net income increased 8.4% from $332,474 to $360,547 for the three-month period ended September 30, 2004, as compared to the same period in 2003. Rental revenue decreased as a result of lower occupancy rates, partially offset by higher unit rental rates. Occupancy levels for the Part-nership's five mini-storage facilities averaged 86.2% for the three-month period ended September 30, 2004 as compared to 87.5% for the same period in 2003. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $8,700 (4.1%) primarily as a result of increases in advertising, repairs and maintenance and office supplies expenses, partially offset by a decrease in salaries and by a decrease in salaries and wages expense. General and administrative expenses decreased approximately $53,600 (53.5%) primarily as a result of a decrease in legal and professional expense. The decrease in legal and professional expense is related to unsuccessful legal challenges by two dissident Limited Partners to an amendment to the Partnership Agreement in the prior period. Equity in income from the real estate joint venture decreased as a result of lower rental revenue at that facility.

For the nine-month periods ended September 30, 2004, and 2003, total revenues decreased 3.3% from $1,840,192 to $1,779,018 and total expenses decreased 3.5% from $864,692 to $834,246 and other income increased from $536 to $555. Equity in income of the real estate joint venture decreased 11.9% from $99,813 to $87,923. As a result, net income decreased 4.0% from $1,075,849 to $1,033,250 for the nine-month period ended September 30, 2004, as compared to the same period in 2003. Rental revenue decreased as a result of lower occupancy rates, partially lffset by higher unit rental rates. Operating expenses increased approximately $29,300 (4.7%) primarily as a result of increases in advertising and office supplies expenses. General and administrative expenses decreased approximately $59,800 (24.8%) primarily as a result of a decrease in legal and professional expense. The decrease in legal and professional expense was discussed above. Equity in income from the real estate joint venture decreased as a result of lower rental revenue at that facility.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND VIII
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President





                                DSI REALTY INCOME FUND VIII
                     (A California Real Estate Limited Partnership)



BALANCE SHEETS(UNAUDITED)
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003


                                       September 30,      December 31,
                                            2004             2003

ASSETS

CASH AND CASH EQUIVALENTS                $  974,120       $  713,429
PROPERTY, Net                             2,288,638        2,288,638
INVESTMENT IN REAL ESTATE
  JOINT VENTURE                             181,591          180,968
OTHER ASSETS                                 97,709           97,680

TOTAL                                    $3,542,058       $3,280,715

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  728,603       $  682,329

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (79,647)         (81,798)
     Limited Partners                     2,893,102        2,680,184

  Total partners' equity                  2,813,455        2,598,386

TOTAL                                    $3,542,058       $3,280,715

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                       September 30,    September 30,
                                           2004             2003
REVENUES:

Rental                                   $  596,859       $  612,173

EXPENSES:

Operating                                   218,486          209,748
General and administrative                   46,711          100,261
     Total expenses                         265,197          310,009

OPERATING INCOME                            331,662          302,164

OTHER INCOME
   Interest                                     187              186

INCOME BEFORE EQUITY IN INCOME
   OF REAL ESTATE JOINT VENTURE             331,849          302,350
EQUITY IN INCOME OF
   REAL ESTATE JOINT VENTURE                 28,698           30,124

NET INCOME                               $  360,547       $  332,474


AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  356,942       $  329,149
    General partners                          3,605            3,325

TOTAL                                    $  360,547       $  332,474

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    14.87       $    13.71


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000           24,000

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                      September 30,     September 30,
                                           2004             2003

REVENUES:

Rental                                 $1,779,018       $1,840,192

EXPENSES:
Operating                                 653,042          623,728
General and administrative                181,204          240,964
Total expenses                            834,246          864,692

OPERATING INCOME                          944,772          975,500

OTHER INCOME
   Interest                                   555              536

INCOME BEFORE EQUITY IN INCOME
OF REAL ESTATE JOINT VENTURE              945,327          976,036

EQUITY IN INCOME OF REAL
ESTATE JOINT VENTURE                       87,923           99,813

NET INCOME                             $1,033,250       $1,075,849


AGGREGATE NET INCOME ALLOCATED TO:
Limited Partners                        1,022,918        1,065,091
General Partners                           10,332           10,758

TOTAL                                   1,033,250        1,075,849

NET INCOME PER LIMITED
PARTNERSHIP UNIT                           $42.62           $44.38

LIMITED PARTNERSHIP UNITS
USED IN PER UNIT CALCULATION               24,000           24,000

See accompanying notes to financial statements(unaudited).


STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2004            ($81,798)     $2,680,184   $2,598,386

NET INCOME                              10,332       1,022,918    1,033,250
DISTRIBUTIONS                           (8,181)       (810,000)    (818,181)

BALANCE AT SEPTEMBER 30, 2004         ($79,647)     $2,893,102   $2,813,455


See accompanying notes to consolidated financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003



                                    September 30,     September 30,
                                        2004              2003


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                            $1,033,250       $1,075,849

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Equity in earnings of
       real estate joint venture         (87,923)        (99,813)
     Distributions from
       real estate joint venture          87,300          94,200

     Changes in assets and
      	liabilities:

     Increase in other assets                (29)              0
     Increase in liabilities              46,274         167,643

Net cash provided by
  operating activities                 1,078,872       1,237,879

CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (818,181)       (818,181)

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      260,691         419,698

CASH AND CASH EQUIVALENTS:

     At beginning of period              713,429         502,070
     At end of period                 $  974,120      $  921,768


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

The accompanying financial information as of September 30, 2004, and for the periods ended September 30, 2004, and 2003 is unaudited. Such financial information includes all adjustments considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities located in Stockton, Pittsburg, El Centro, Lompoc and Huntington Beach, California. The total cost of property and accumulated depreciation at September 30, 2004, is as follows:



        Land                                 $  2,287,427
        Buildings and improvements              7,126,999
        Equipment                                  24,040
        Total                                   9,438,466
        Less: Accumulated Depreciation        ( 7,149,828)
        Property - Net                       $  2,288,638




3.   INVESTMENT IN REAL ESTATE JOINT VENTURE

The Partnership is involved in a joint venture with DSI Realty Income
Fund IX through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado. Under the terms of the joint venture agreement, the Partnership is entitled to 30% of the profits and losses of the venture and owns 30% of the mini-storage facility as a tenant in common with DSI Realty Income Fund IX, which has the remaining 70% interest in the venture. Summarized income statement information for the nine months ended September 30, 2004, and 2003 is as follows:


                                   2004                    2003

     Revenue                     $456,390                $485,333
     Operating Expenses           163,313                 152,624
     Net Income                  $293,077                $332,709



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


DSI REALTY INCOME FUND VIII
Form 10-Q

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of DSI Properties, Inc. (corporate General Partner) of DSI REALTY INCOME FUND VIII (the "Partnership") that the Quarterly Report of the Partnership on Form 10-Q for the periods ended September 30, 2004 fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934 and that inform-ation contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such periods and the results of operations of the Partnership for such periods.


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

Date:  November, 2004



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

Date:  November, 2004



Richard Conway
Vice President