Form 10-K
period 2004-12-31
DSI REALTY INCOME FUND VIII
filed 2005-03-30
CIK 743366

y
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2004. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from ____________ to ______________.

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



                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2004, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2004, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 2004, incorporated by reference to Form 10-K, Part III.

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

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2004 and December 31, 2003 were as follows:


Location of Property       Average Occupancy         Average Occupancy
                           Level for the              Level for the
                           Year Ended                 Year Ended
                           Dec. 31, 2004              Dec. 31, 2003

El Centro, CA                   87%                        89%

Lompoc, CA                      89%                        90%

Pittsburg, CA                   82%                        83%

Stockton, CA                    80%                        82%

Huntington Beach, CA            87%                        89%

Aurora, CO*                     79%                        80%
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



Item 2.  PROPERTIES

     Registrant owns a fee interest in five mini-storage facilities and a thirty percent (30%) interest in a joint venture with DSI Realty Income Fund IX, an affiliated California limited partnership, owning a sixth mini-storage facility, none of which are subject to long-term indebtedness. Additional information is set forth in Registrant's letter to its Limited Partners regarding the Annual Report, attached hereto as Exhibit 2, and incorporated by this reference. The following table sets forth information as of December 31, 2004 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 24,000 limited partnership units during its offering and currently has 838 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $15.05 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2004 and $12.55 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2003 and $16.94 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2002. It is Registrant's expectations that distributions will continue to be paid in the future.


Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, 2002, 2001, and 2000
         --------------------------------------------------------------------
                     2004        2003          2002          2001        2000
                     ----        ----          ----          ----        ----

TOTAL REVENUES
AND OTHER
INCOME            $2,365,551   $2,422,720   $2,469,376   $2,560,170   $2,191,329

TOTAL
EXPENSES           1,089,755    1,146,634    1,083,555    1,017,264    1,124,448

EQUITY IN
INCOME OF
REAL ESTATE
JOINT
VENTURE              115,732      128,775      143,534      168,986      121,220
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,391,528   $1,404,861   $1,529,355   $1,711,892   $1,188,101
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $3,281,954   $3,280,715   $3,073,394   $3,159,545   $3,039,636
                  ==========   ==========   ==========   ==========   ==========

CASH FLOW FROM (USED IN):
OPERATING         $1,268,567   $1,300,536   $1,381,661   $1,522,378   $1,291,175
INVESTING            (19,729)        -         (1,211)         -        (26,440)
FINANCING         (1,341,815)  (1,089,177) (1,497,574)    1,417,681  (1,233,546)


NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    57.40   $    57.95   $    63.09   $    70.62   $    49.01
                  ==========   ==========   ==========   ==========   ==========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $    60.18   $    50.21   $    67.75   $    65.25   $    57.77
                  ==========   ==========   ==========   ==========   ==========





Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Revenue recognition - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.


                              RESULTS OF OPERATIONS

2004 COMPARED TO 2003

     Total revenues decreased from $2,421,945 in 2003 to $2,364,809 in 2004, total expenses decreased from $1,146,634 to $1,089,755, other income decreased from $775 to $742 and income from the real estate joint venture decreased from $128,775 to $115,732. As a result, net income decreased from $1,404,861 in 2003 to $1,391,528 in 2004. The approximate $57,100 (2.4%) decrease in rental revenues can be attributed primarily to lower occupancy rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 85.1% for the year ended December 31, 2004 and 87.6% for the year ended December 31, 2003. The Partnership continued its advertising campaign to attract and keep new tenants in its various mini-storage facilities. The approximate $26,500 (4.2%) increase in operating expenses was due primarily to increases in advertising, real estate tax and salaries and wages expenses, partially offset by a decrease in repairs and maintenance expense. General and administrative expenses decreased approx-imately $44,300 (19.5%) primarily as result of decreases in legal and pro-fessional and equipment and computer lease expenses, partially offset by an increase in office supplies and printing expense. The decrease in legal and professional expense is related to unsuccessful legal challenges by two dissident Limited Partners to a proposed amendment to the Partnership Agreement (see paragraph). General Partners' incentive management fee which is based on cash available for distribution, decreased as a result of the increase in net cash provided by operating activities reduced by additions of property. Property management fees, which are based on revenue, decreased as a result of the decrease in rental revenue. Income from real estate joint venture decreased aproximately $13,000 (10.1%) primarily as a result of a decrease in rental revenue. Average occupancy of the joint venture facility was 78.9% in 2004 and 81.4% in 2003.

2003 COMPARED TO 2002

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


                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased approximately $73,100 (5.6%) in 2004 compared to 2003, primarily due to an increase in customer deposits and other liabilities. Net cash provided by operating activities decreased approximately $81,100 (5.9%) in 2003 compared to 2002, primarily due to a decrease in net income.

     Cash used in financing activities, as set forth in the statements of cash flows, has been limited to distributions paid to the partners. A special distribution of 3.0%, 1.0%, and 4.5%, of capital contributed by Limited Partners was declared and paid on December 15, 2004, 2003 and 2002 respectively.

     Cash used in investing activities, as set forth in the statements of cash flows, consisted of acquisitions of equipment for the Partnership's mini-storage properties in 2004 and 2002. The Partnership has no material commit-ments for capital expenditures.

     In 2003, the Limited Partners approved an amendment to the Partnership Agreement granting the General Partners ten days to review certain types of transfers during which the General Partners may match, exceed or approve the proposed transfers. The Court rejected all preliminary attempts to halt the implementation of the amendment. Subsequently, the dissident Limited Partners who initiated the legal proceedings decided not to pursue the matter any further.

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


                QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2004 and 2003 was as follows:

                                            2004 Quarter Ended
                                            ------------------

                               March 31   June 30   September 30   December 31

Total revenues                 $592,660   $589,499   $596,859       $585,791

Income before interest
  in joint venture              311,461    302,017    331,849        330,469

Net income                      343,402    329,301    360,547        358,278

Net income per limited
  partnership unit             $  14.17   $  13.58   $  14.87       $  14.78

Weighted average number
  of limited partnership
  units outstanding              24,000     24,000     24,000         24,000



                                            2003 Quarter Ended
                                            ------------------

                               March 31   June 30   September 30   December 31

Total revenues                 $638,203   $589,816   $612,173       $581,753

Income before interest
  in joint venture              348,819    324,867    302,350        300,050

Net income                      387,003    356,372    332,474        329,012

Net income per limited
  partnership unit             $  15.96   $  14.70   $  13.72       $  13.57

Weighted average number
  of limited partnership
  units outstanding              24,000     24,000     24,000         24,000


Item 7a. QUANTITATIVE AND QUALITATIVE DISCOLSURES ABOUT MARKET RISK

     None


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Attached hereto as Exhibit l is the information required to be set forth as
Item 8, Part II hereof.

     See the financial statements

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

Item 9a. CONTROLS AND PROCEDURES

     The Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Parnership in its periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed summarized and reported, within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership concluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Diversified Investors Agency. As of December 31, 2004, Messrs. Robert J. Conway and Joseph
W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 71 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 76 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 82 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2004, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 2004, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2004, attached hereto as Exhibit l and incorporated herein by this reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

     The aggregate fees for professional services rendered by Deloitte & Touche LLP for the audit of the Partnership's annual financial statements and for re-view of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2004 were $26,920 and for 2003 were $25,600.

     Tax Fees

     The aggregate fees for professional services rendered by Deloitee & Touche LLP for tax compliance, tax advice and tax planning for 2004 were $21,800 and for 2003 were $20,400. Most of the fees related to preparation of the Partner-ship's tax returns.


                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 2004, together with the reports of its independent auditors, Deloitte & Touche LLP. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 2004.

     (b) No reports on Form 8K were filed during the fiscal year ended December 31, 2004.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VIII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 31, 2005
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 31, 2005
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VIII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________               Dated:  March 31, 2005
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director



By___________________________               Dated:  March 31, 2005
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)


                           DSI REALTY INCOME FUND VIII

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2004, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.



                                    EXHIBIT l
DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)
SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2004
         --------------------------------------------------------------------
                     2004        2003          2002          2001        2000
                     ----        ----          ----          ----        ----

TOTAL REVENUES
AND OTHER
INCOME            $2,365,551   $2,422,720   $2,469,376   $2,560,170   $2,191,329

TOTAL
EXPENSES           1,089,755    1,146,634    1,083,555    1,017,264    1,124,448

EQUITY IN
INCOME OF
REAL ESTATE
JOINT
VENTURE              115,732      128,775      143,534      168,986      121,220
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,391,528   $1,404,861   $1,529,355   $1,711,892   $1,188,101
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $3,281,954   $3,280,715   $3,073,394   $3,159,545   $3,039,636
                  ==========   ==========   ==========   ==========   ==========

CASH FLOW FROM (USED IN):
OPERATING         $1,268,567   $1,300,536   $1,381,661   $1,522,378   $1,291,175
INVESTING            (19,729)        -         (1,211)         -        (26,440)
FINANCING         (1,341,815)  (1,089,177) (1,497,574)    1,417,681  (1,233,546)


NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    57.40   $    57.95   $    63.09   $    70.62   $    49.01
                  ==========   ==========   ==========   ==========   ==========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $    60.18   $    50.21   $    67.75   $    65.25   $    57.77
                  ==========   ==========   ==========   ==========   ==========



The following are reconciliations between the net income and partners' equity for the financial statements and the Partnership's income tax return for the year ended December 31, 2004.


                                                          Net        Partners'
                                                         Income        Equity

Per financial statements                             $ 1,391,528    $ 2,531,099
Excess tax depreciation                                  (35,765)       490,250
Joint venture income adjustment                          (26,927)        83,881
Accrued incentive management fees                       (266,768)
Accrued expenses                                          19,153         19,153
Capitalization of property acquisition costs                             80,713
Fixed asset adjustments                                   (7,500)        (5,420)
Recognition of deferred rental revenues                                  66,083
Excess book distributions                                               272,728
Tax expense adjustment                                    (4,270)
                                                     -----------    -----------
Per Partnership income tax return                    $ 1,069,451   $ 3,538,487
                                                     ===========    ===========
Net taxable income per limited
partnership unit                                     $     44.11
                                                     ===========


DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page


FINANCIAL STATEMENTS:

    Report of Independent Registered Public
        Accounting Firm                                                      F-1


    Balance Sheets as of December 31, 2004 and 2003                          F-2

    Statements of Income for each of the Three
        Years Ended December 31, 2004                                        F-3

    Statements of Changes in Partners' Equity (Deficit) for
        each of the Three Years Ended December 31, 2004                      F-4

    Statements of Cash Flows for each of the Three Years
        Ended December 31, 2004                                              F-5

    Notes to Financial Statements                                            F-6


SUPPLEMENTAL SCHEDULE:


    Schedule III - Real Estate and Accumulated Depreciation                 F-10


NOTE: Financial statements and schedules not listed above are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements named above, or in the notes thereto.



REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
Partners of
DSI Realty Income Fund VIII:

We have audited the accompanying balance sheets of DSI Realty Income Fund VIII, a California Limited Partnership (the "Partnership") as of December 31,
2004 and 2003, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsi-bility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VIII at December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP
March 14, 2005




DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------


ASSETS                                                  2004             2003

CASH AND CASH EQUIVALENTS                           $   620,452     $   713,429

PROPERTY, net (Note 3)                                2,410,252       2,288,638

INVESTMENT IN REAL ESTATE
JOINT VENTURE
(Note  6)                                               179,700         180,968

OTHER ASSETS                                             71,550          97,680
                                                    -----------      -----------
TOTAL                                               $ 3,281,954     $ 3,280,715
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
Distribution due to partners (Note 4)               $   272,727      $  272,727
Incentive management fee payable to
general partners (Note 4)                               285,347         323,942
Property management fees payable                          9,353           9,601
Customer deposits and other liabilities                  85,859          76,059
Capital lease obligations (Note 3)                       97,569
                                                    -----------      -----------
Total liabilities                                       750,855         682,329
                                                    -----------      -----------
PARTNERS' EQUITY (DEFICIT) (Notes 4):
General partners                                        (82,471)        (81,798)
Limited partners (24,000 limited
partnership units outstanding
at December 31, 2004 and 2003)                        2,613,570       2,680,184
                                                   ------------      -----------
Total partners' equity                                2,531,099       2,598,386
                                                   ------------      -----------
TOTAL                                               $ 3,281,954     $ 3,280,715
                                                   ============      ===========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)


STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2004
--------------------------------------------------------------------------------


                                               2004         2003         2002

REVENUES:
Rental                                     $ 2,364,809   $2,421,945   $2,468,178
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation                                    3,184         -            -
 Operating                                     660,950      634,462      616,944
 General and administrative                    183,043      227,358      191,664
 General partners' incentive
  management fee (Note 4)                      124,534      163,577      151,538
 Property management fee                       118,044      121,237      123,409
                                            ----------   ----------   ----------
Total expenses                               1,089,755    1,146,634    1,083,555
                                            ----------   ----------   ----------
OPERATING INCOME                             1,275,054    1,275,311    1,384,623

OTHER INCOME:

Interest income                                    742          775        1,198
                                             ---------   ----------   ----------
INCOME BEFORE EQUITY IN
INCOME OF REAL ESTATE
JOINT VENTURE                                1,275,796    1,276,086    1,385,821

EQUITY IN INCOME OF
REAL ESTATE JOINT
VENTURE (Notes 2 and 6)                        115,732      128,775      143,534
                                            __________   __________    _________

NET INCOME                                  $1,391,528   $1,404,861   $1,529,355
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $1,377,613   $1,390,812   $1,514,061
General partners                                13,915       14,049       15,294
                                            ----------   ----------   ----------
TOTAL                                       $1,391,528   $1,404,861   $1,529,355
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    57.40   $    57.95   $    63.09
                                            ==========   ==========   ==========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 2004
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total

BALANCE, JANUARY 1, 2002               $(82,543)     $2,606,465      $2,523,922

Net income                               15,294       1,514,061       1,529,355

Distributions                           (16,425)     (1,626,050)     (1,642,475)
                                        --------     -----------     -----------
BALANCE, DECEMBER 31, 2002              (83,674)      2,494,476       2,410,802

Net income                               14,049       1,390,812       1,404,861

Distributions                           (12,173)     (1,205,104)     (1,217,277)
                                        --------     -----------     -----------
BALANCE, DECEMBER 31, 2003              (81,798)      2,680,184       2,598,386

Net income                               13,915       1,377,613       1,391,528

Distributions                           (14,588)     (1,444,227)     (1,458,815)
                                        --------     -----------     -----------
BALANCE - DECEMBER 31, 2004            $(82,471)     $2,613,570      $2,531,099
                                        ========     ===========     ===========


See accompanying notes to financial statements.



DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2004
--------------------------------------------------------------------------------


                                            2004          2003          2002

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $ 1,391,528   $ 1,404,861   $ 1,529,355
 Adjustments to reconcile net
 income to net cash provided
 by operating activities:
  Depreciation                                3,184
  Equity in earnings of
   real estate joint venture               (115,732)     (128,775)     (143,534)
  Changes in assets and liabilities:
   Other assets                              26,130         4,713       (31,129)
   Incentive management fee
    payable to general partners             (38,595)       19,712        27,508
   Property management fees payable            (248)           25          (511)
   Customer deposits and
    other liabilities                         9,800                         (28)
  Capital lease obligations                  (7,500)
                                        -----------   -----------    -----------
  Net cash provided by operating
  activities                              1,268,567     1,300,536     1,381,661

CASH FLOWS USED IN INVESTING ACTIVITIES -
Additions of property                       (19,729)                     (1,211)
                                        -----------   -----------   ------------
CASH FLOWS USED IN FINANCING ACTIVITIES -
Distributions to partners                (1,458,815)   (1,217,277)   (1,642,475)
Distributions from real
   estate joint venture                     117,000       128,100       144,901
                                        -----------   -----------   ------------
 Net cash used in
     financing activities                (1,341,815)   (1,089,177)   (1,497,574)

NET (DECREASE)INCREASE IN CASH AND
CASH EQUIVALENTS                            (92,977)      211,359      (117,124)
CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        713,429       502,070       619,194
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   620,452   $   713,429   $   502,070
                                        ===========   ===========   ============

NON CASH INVESTING ACTIVITIES

Acquisition of trucks utilizing capial leases         $105,069



See accompanying notes to financial statements.


DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2004


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

     Property and  Depreciation  - Property was recorded at cost and is composed primarily of mini-storage facilities. Depreciation was provided for using the straight-line method over an estimated useful life of 15 years.
     Building improvements are depreciated over a five year period.   Property
     under capital leases is amortized over the lives of the respective leases or the estimated useful lives of the assets.

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes is $322,077.

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

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
     If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impair-ment loss to the extent that the carrying value exceeded the fair value of the property. No impairment losses were required in 2004, 2003, or 2002.

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

     Reclassifications - Certain reclassifications have been made to the 2003 and 2002 amounts to conform to the 2004 presentation.


3.   PROPERTY

     The total cost of property and accumulated depreciation is as follows as of December 31:


                                                 2004              2003

       Land                                   $ 2,287,427       $2,287,427
       Buildings and improvements               7,170,768        7,151,039
                                              -----------       ----------

       Total                                    9,458,195        9,438,466
       Less accumulated depreciation           (7,153,012)      (7,149,828)
                                              -----------       ----------

       Total                                    2,305,183        2,288,638

       Rental trucks under capital leases         105,069
                                              -----------       ----------
       Property - net                         $ 2,410,252       $2,288,638
                                              ===========       ==========


     The rental trucks under capital leases were not placed into service until January 2005 and therefore no depreciation expense was recorded during 2004.

     The Partnership leases certain vehicles under agreements that meet the criteria for classification as capital leases and expire in 2008. Future minimum lease payments under these capital at December 31, 2004 are summarized as follows:

     2005                                                     $27,000
     2006                                                      27,000
     2007                                                      27,000
     2008                                                      27,000
                                                             --------
     Total future minimum payment obligations                 108,000
     Less interest portion                                     10,431
                                                             --------
     Present value of net minimum lease payments             $ 97,569
                                                             ========

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

     Investment in real estate joint venture is summarized as follows:

                                            Year Ended December 31
                                            ----------------------

                                     2004           2003           2002

 Beginning balance                 $ 180,968      $ 180,293      $ 181,660
 Income allocation                   115,732        128,775        143,534
 Distribution                       (117,000)      (128,100)      (144,901)
                                   ---------      ---------      ---------
 Ending balance                    $ 179,700      $ 180,968      $ 180,293
                                   =========      =========      =========


Summarized financial information of the Buckley Road financial statements is as follows as of December 31:

                                          2004             2003

Assets:
 Cash                               $    9,165         $   18,034
                                    ----------         ----------

Property:
 Land                                  586,500            586,500
 Building                            2,642,406          2,602,784
                                    ----------         ----------
Total                                3,228,906          3,189,284
Less accumulated
 depreciation                        2,601,277          2,598,771
                                    ----------         ----------
Property, net                          627,629            590,513

Other assets                            20,486             20,486
                                    ----------         ----------
Total                               $  657,280         $  629,033
                                    ==========         ==========
Liabilities and Partners' Equity:
 Liabilities                        $   55,041         $   22,571
 Partners' equity                      602,239            606,462
                                    ----------         ----------
Total                               $  657,280         $  629,033
                                    ==========         ==========


                                     2004           2003         2002

Income Statement Data:
 Rental revenues                 $  602,888     $  634,225    $  696,462
 Less expenses                      217,114        204,974       218,016
                                    -------        -------       -------
Net income                          385,774        429,251       478,446
                                    =======        =======       =======
Allocation of net income         $  115,732     $  128,775    $  143,534
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

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross  Amount at Which Carried
                                   Partnership         Acquisition            at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Stockton, CA          None    $353,117  $1,375,823  $ 48,206         $353,117  $1,424,029  $1,777,146 $1,419,968  01/85 07/84 15 Yrs
Pittsburgh, CA        None     317,550   1,122,032    23,208          317,550   1,145,240   1,462,790  1,411,354  05/85 11/84 15 Yrs
El Centro, CA         None     163,560     708,710     6,104          163,560     714,814     878,374    712,202  04/85 12/84 15 Yrs
Lompoc, CA            None     277,200   1,524,419     9,352          277,200   1,533,771   1,810,971  1,531,027  02/85 02/85 15 Yrs
Huntington Bch, CA    None   1,176,000   2,306,020    46,894        1,176,000   2,352,914   3,528,914  2,348,461  06/85 02/85 15 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,287,427  $7,037,004  $133,764       $2,287,427  $7,170,768 $ 9,458,195 $7,423,012
                            ==========  ==========  ========       ==========  ========== =========== ==========


                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance, January 1, 2002               $ 9,437,255     $7,149,828
                 Additions                                  1,211          -
                                                      -----------     ----------
               Balance, December 31, 2002             $ 9,438,466     $7,149,828
                 Additions                                  -              -
                                                      -----------     ----------
               Balance, December 31, 2003             $ 9,438,466     $7,149,828
                 Additions                                 19,729          3,184
                                                      -----------     ----------
               Balance, December 31, 2004             $ 9,458,195     $7,153,012
                                                      ===========     ==========

                                    EXHIBIT 2

                                 March 14, 2005

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                           DSI REALTY INCOME FUND VIII

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 2004 and 2003, and the related statements of income, changes in partners' equity and cash flows for each of the three years ended December 31, 2004 accompanied by an independent auditors' report. The Partnership owns five mini-storage facilities, plus a 30% interest in a sixth mini-storage facility on a joint venture basis with an affiliated Partnership, DSI Realty Income Fund IX, a California Limited Partnership. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2004 and December 31, 2003 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 2004              Dec. 31, 2003

El Centro, CA                          87%                        89%

Lompoc, CA                             89%                        90%

Pittsburg, CA                          82%                        83%

Stockton, CA                           80%                        82%

Huntington Beach, CA                   87%                        89%

Aurora, CO*                            79%                        80%
----------


*The Partnership owns a 30% fee interest in this facility.


     We will keep you informed of the activities of DSI Realty Income Fund VIII as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our super-vision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors:

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to affect the registrant's ability to record, pro-cess, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls over financial reporting.


    Date:  March 14, 2005



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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our super-vision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors:

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to affect the registrant's ability to record, pro-cess, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls over financial reporting.


    Date:  March 14, 2005



    Richard P. Conway
    Vice President




                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    March 14, 2005






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    March 14, 2005