Form 10-Q
period 2005-03-31
DSI REALTY INCOME FUND VIII
filed 2005-05-16
CIK 743366

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005

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


BALANCE SHEETS(UNAUDITED)
MARCH 31, 2005 AND DECEMBER 31, 2004


                                          March 31,      December 31,
                                            2005             2004

ASSETS
CASH AND CASH EQUIVALENTS                $  671,628       $  620,452
PROPERTY, NET                             2,410,252        2,410,252

INVESTMENT IN REAL ESTATE
  JOINT VENTURE                             182,951          179,700

OTHER ASSETS                                 71,550           71,550
                                         ----------       ----------
TOTAL                                    $3,336,381       $3,281,954
                                         ==========       ==========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners                 $  272,727       $  272,727
Capital lease obligation                     90,819           97,569
Other liabilities                           394,037          380,559
                                         ----------       ----------
Total liabilities                        $  757,583       $  750,855
                                         ----------       ----------

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (81,994)         (82,471)
     Limited Partners                     2,660,792        2,613,570
                                         ----------       ----------
  Total partners' equity                  2,578,798        2,531,099

TOTAL                                    $3,336,381       $3,281,954
                                         ==========       ==========

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                         March 31,        March 31,
                                           2005             2004
REVENUES:

Rental                                   $  612,346       $  592,660
                                         ----------       ----------
EXPENSES:

Operating                                   238,386          212,867
General and administrative                   81,868           68,516
                                         ----------       ----------
     Total expenses                         320,254          281,383
                                         ----------       ----------

OPERATING INCOME                            292,092          311,277

OTHER INCOME
    Interest                                    183              184
                                         ----------       ----------
INCOME BEFORE EQUITY IN INCOME
  OF REAL ESTATE JOINT VENTURE           $  292,275       $  311,461

EQUITY IN INCOME OF REAL
  ESTATE JOINT VENTURE                       28,151           31,941

NET INCOME                               $  320,426       $  343,402
                                         ==========       ==========
AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  317,222       $  339,968
    General partners                          3,204            3,434
                                         ----------       ----------
TOTAL                                    $  320,426       $  343,402
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    13.22       $    14.17
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000           24,000
                                             ======           ======

See accompanying notes to financial statements(unaudited).


STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL



BALANCE AT JANUARY 1, 2005            ($82,471)     $2,613,570   $2,531,099

NET INCOME                               3,204         317,222      320,426
DISTRIBUTIONS                           (2,727)       (270,000)    (272,727)
                                      --------      ----------   ----------
BALANCE AT MARCH 31, 2005             ($81,994)     $2,660,792   $2,578,798
                                      ========      ==========   ==========


See accompanying notes to consolidated financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                      March 31,         March 31,
                                        2005              2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 320,426       $ 343,402

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Equity in earnings of real
      estate joint venture               (28,151)        (31,941)
     Distributions from real
      estate joint venture                24,900          33,000
     Changes in assets and
      	liabilities:
     Increase in other assets                  0             (29)
     Increase(decrease) in
        liabilities                        6,728         (32,232)
                                        --------        --------
Net cash provided by
  operating activities                   323,903         312,200
                                        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (272,727)       (272,727)

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                        51,176          39,473

CASH AND CASH EQUIVALENTS:

     At beginning of period              620,452         713,429
                                       ---------       ---------
     At end of period                  $ 671,628       $ 752,902
                                       =========       =========

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

The accompanying financial information as of March 31, 2005, and for the periods ended March 31, 2005, and 2004 is unaudited. Such financial information includes all adjustments considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities located in Stockton, Pittsburg, El Centro, Lompoc and Huntington Beach, California. The total cost of property and accumulated depreciation at March 31, 2005, is as follows:

                                           March 31, 2005  December 31, 2004
        Land                                 $  2,287,427     $  2,287,427
        Buildings and improvements              7,127,000        7,127,000
        Equipment                                 148,837          148,837
                                             ------------     ------------
        Total                                   9,563,264        9,563,264
        Less: Accumulated Depreciation        ( 7,153,012)     ( 7,153,012)
                                             ------------     ------------
        Property - Net                       $  2,410,252     $  2,410,252
                                             ============     ============


3.   INVESTMENT IN REAL ESTATE JOINT VENTURE

The Partnership is involved in a joint venture with DSI Realty Income Fund IX through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado. Under the terms of the joint venture agreement, the Partnership is entitled to 30% of the profits and losses of the venture and owns 30% of the mini-storage facility as a tenant in common with DSI Realty Income Fund IX, which has the remaining 70% interest in the venture. Summarized income statement information for the three months ended March 31, 2005, and 2004 is as follows:

                                   2005                    2004

     Revenue                     $149,716                $157,983
     Operating Expenses            55,880                  51,514
     Net Income                  $ 93,836                $106,469


The Partnership accounts for its investment in the real estate joint venture under the equity method of accounting.

4.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.

5.   ALLOCATION OF PROFITS AND LOSSES AND GENERAL PARTNERS' INCENTIVE
     MANAGEMENT FEE

     Under the Agreement of limited Partnership, the general partners are to be allocated 1% of the net profits or losses from operations, and the limited partners are to be allocated the balance of the net profits or losses from operations in proportion to their limited partnership interests.

     The General Partners are also entitled to receive a percentage, based on a predetermined formula, of any cash distribution from the sale, other disposition or refinancing of the project.

     In addition, the General Partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to 9% per annum of the cash available for distribution on a cumulative basis, calculated as cash generated from operations less capital expenditures.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2005. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended March 31, 2005 and 2004, total revenues increased 3.3% from $592,660 to $612,346, total expenses increased 13.8% from $281,383 to $320,254, other income decreased from $184 to $183 and equity in income of the real estate joint venture decreased 11.9% from $31,941 to $28,151. As a result, net income decreased 6.7% from $343,402 to $320,426 for the three-month period ended March 31, 2005, as  compared to the same period in 2004. Rental revenue increased as a result of higher unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 84.4% for the three month period ended March 31, 2005, and 84.1% for the same period in 2004. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $25,500 (12.0%) primarily as a result of increases in advertising office supplies and workers compensation insurance expenses. General and administrative expenses in-creased approximately $13,300 (19.4%) as a result of higher legal and pro-fessional and equipment and copmuter lease expenses. Equity in income of real estate joint venture decreased approximately $3,800 (11.9%) primarily as a result of a lower rental income and slightly higher operating expenses at that facility.

The General Partners will continue their policy of funding continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership's resources appear to be adequate to meet its needs. The General Partners anticipate distributions to the Limited Partners to remain at the current level for the foreseeable future.

Item 3.   Quantative and Qualitative Disclosures About Market Risk
          NONE

Item 4.   CONTROLS AND PROCEDURES

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


                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Registrant is not a party to any material pending legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended March 31, 2005.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 13, 2005                 DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  May 13, 2005                 DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)


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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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


    Date:  May 13, 2005



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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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


    Date:  May 13, 2005



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley
Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    May 13, 2005






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley
Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    May 13, 2005