Form 10-Q
period 2005-06-30
DSI REALTY INCOME FUND VIII
filed 2005-08-15
CIK 743366

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.



For the quarterly period ended June 30, 2005

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


BALANCE SHEETS(UNAUDITED)
JUNE 30, 2005 AND DECEMBER 31, 2004

                                          June 30,       December 31,
                                            2005             2004
ASSETS

CASH AND CASH EQUIVALENTS                $  742,309       $  620,452
PROPERTY, Net                             2,399,745        2,410,252

INVESTMENT IN REAL ESTATE
  JOINT VENTURE                             185,024          179,700

OTHER ASSETS                                 71,550           71,550
                                         ----------       ----------
TOTAL                                    $3,398,628       $3,281,954
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES

Distribution to Partners                 $  272,727       $  272,727
Capital lease obligation                     84,069           97,569
Other liabilities                           396,081          380,559
                                         ----------       ----------
Total liabilities                        $  752,877       $  750,855
                                         ----------       ----------

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (81,324)         (82,471)
     Limited Partners                     2,727,075        2,613,570
                                         ----------       ----------
  Total partners' equity                  2,645,751        2,531,099

TOTAL                                    $3,398,628       $3,281,954
                                         ==========       ==========


See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

                                         June 30,         June 30,
                                           2005             2004
REVENUES:
Rental                                   $  616,297       $  589,499
                                         ----------       ----------
EXPENSES:

Operating                                   239,886          221,689
General and administrative                   60,890           65,977
                                         ----------       ----------
     Total expenses                         300,776          287,666
                                         ----------       ----------
OPERATING INCOME                            315,521          301,833

OTHER INCOME
  Interest                                      186              184
                                         ----------       ----------
INCOME BEFORE EQUITY IN INCOME
   OF REAL ESTATE JOINT VENTURE             315,707          302,017

EQUITY IN INCOME OF REAL ESTATE
   JOINT VENTURE                             23,973           27,284
                                         ----------       ----------
NET INCOME                               $  339,680       $  329,301
                                         ==========       ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited Partners                     $  336,283       $  326,008
    General Partners                          3,397            3,293
                                         ----------       ----------
TOTAL                                    $  339,680       $  329,301
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    14.01       $    13.58
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000           24,000
                                             ======           ======

See accompanying notes to financial statements(unaudited).



STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


                                           June 30,        June 30,
                                             2005            2004

REVENUES:
Rental                                   $1,228,643       $1,182,159
                                         ----------       ----------
EXPENSES:
Operating                                   478,272          434,556
General and Administrative                  142,758          134,493
                                         ----------       ----------
Total Expenses                              621,030          569,049
                                         ----------       ----------
OPERATING INCOME                            607,613          613,110

OTHER INCOME                                    369              368
                                         ----------       ----------
INCOME BEFORE EQUITY IN INCOME OF
  REAL ESTATE JOINT VENTURE                 607,982          613,478

EQUITY IN INCOME OF REAL
  ESTATE JOINT VENTURE                       52,124           59,225
                                         ----------       ----------
NET INCOME                               $  660,106       $  672,703
                                         ==========       ==========
AGGREGATE NET INCOME ALLOCATED TO:
  Limited Partners                       $  653,505       $  665,976
  General Partners                            6,601            6,727
                                         ----------       ----------
TOTAL                                    $  660,106       $  672,703
                                         ==========       ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT      $27.23           $27.75
                                             ======           ======
LIMITED PARTNERSHIP UNITS USED
  IN PER UNIT CALCULATION                    24,000           24,000
                                             ======           ======


See accompanying notes to financial statements (unaudited).



STATEMENT OF CHANGES IN PARTNERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2005            ($82,471)     $2,613,570   $2,531,099

NET INCOME                               6,601         653,505      660,106
DISTRIBUTIONS                           (5,454)       (540,000)    (545,454)
                                      --------      ----------   ----------
BALANCE AT JUNE 30, 2005              ($81,324)     $2,727,075   $2,645,751
                                      ========      ==========   ==========


See accompanying notes to consolidated financial statements(unaudited).


STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


                                      June 30,          June 30,
                                        2005              2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 660,106       $ 672,703

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                         10,507
     Equity in earnings of
      real estate joint venture          (52,124)        (59,225)
     Distributions from real
      estate joint venture                46,800          59,100
     Changes in assets and
      	liabilities:

     Increase in other assets                  0             (29)
     Increase in liabilities               2,022          17,004
                                       ---------       ---------
Net cash provided by
  operating activities                   667,311         689,553


CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (545,454)       (545,454)
                                       ---------       ---------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      121,857         144,099

CASH AND CASH EQUIVALENTS:

     At beginning of period              620,452         713,429
                                       ---------       ---------
     At end of period                  $ 742,309       $ 857,528
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

The Partnership has acquired five mini-storage facilities located in Stockton, Pittsburgh, El Centro, Huntington Beach, and Lompoc, California. The Partnership has also entered into a joint venture with DSI Realty Income Fund IX, through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado (see Note 3). All facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner. The mini-storage facilities are operated for the Partnership by Dahn under various agreements that are subject to renewal annually. Under the terms of the agreements, the Partnership is required to pay Dahn a property management fee equal to 5% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks.

The accompanying financial information as of June 30, 2005, and for the periods ended June 30, 2005, and 2004 is unaudited. Such financial information includes all adjustments considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities located in Stockton, Pittsburg, El Centro, Lompoc and Huntington Beach, California. The total cost of property and accumulated depreciation as follows:

                                       June 30, 2005     December 31, 2004

   Land                                 $  2,287,427       $  2,287,427
   Buildings and improvements              7,127,000          7,127,000
   Equipment                                 148,837            148,837
                                        ------------       ------------
   Total                                   9,563,264          9,563,264
   Less: Accumulated Depreciation        ( 7,163,519)      (  7,153,012)
                                        ------------       ------------
   Property - Net                       $  2,399,745       $  2,410,252
                                        ============       ============


3.   INVESTMENT IN REAL ESTATE JOINT VENTURE

The Partnership is involved in a joint venture with DSI Realty Income Fund IX through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado. Under the terms of the joint venture agreement, the Partnership is entitled to 30% of the profits and losses of the venture and owns 30% of the mini-storage facility with DSI Realty Income Fund IX, which has the remaining 70% interest in the venture. Summarized income statement information for the six months ended June 30, 2005, and 2004 is as follows:

                                   2005                   2004

     Revenue                     $295,477               $308,594
     Operating Expenses           121,731                111,177
     Net Income                  $173,746               $197,417



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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2005. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended June 30, 2005 and 2004, total revenues increased 4.6% from $589,499 to $616,297 and total expenses increased 4.6% from $287,666 to $300,776 and other income increased from $184 to $186.
Equity in income of the real estate joint venture decreased 12.1% from $27,284 to $23,973. As a result, net income increased 3.2% from $329,301 to $339,680 for the three-month period ended June 30, 2005, as compared to the same period in 2004. Rental revenue increased as a result of higher unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 85.2% for the three-month period ended June 30, 2005 as compared to 85.7% for the same period in 2004. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $18,200 (8.2%) primarily as a result of increases in telephone, purchase of locks, salaries and wages and depreciation expenses, partially offset by a decrease in office supplies expense. General and administrative expenses decreased approximately $5,100 (7.7%) primarily as a result of a decrease in legal and professional expense. Equity in income from the real estate joint venture decreased as a result of lower rental revenue at that facility.

For the six-month periods ended June 30, 2005, and 2004, total revenues increased 3.9% from $1,182,159 to $1,228,643 and total expenses increased 9.1% from $569,049 to $621,030 and other income increased from $368 to $369. Equity in income of the real estate joint venture decreased 12.0% from $59,225 to $52,124. As a result, net income decreased 1.9% from $672,703 to $660,106 for the six-month period ended June 30, 2005, as compared to the same period in 2004. Rental revenue increased as a result of higher unit rental rates. Operating expenses increased approximately $43,700 (10.1%) primarily as a result of increases in advertising, purchase of locks, real estate tax, workers compensation insurance, truck insurance and depreciation expenses, partially offset by a decrease in repairs and maintenance expense. General and administrative expenses increased approximately $8,300 (6.2%) primarily as a result of an increase in legal and professional expense and equipment and computer lease expense. Equity in income from the real estate joint venture decreased as a result of lower rental revenue at that facility.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended June 30, 2005.
          (b) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 29, 2005                DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  July 29, 2005                DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)


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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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


    Date:  July 29, 2005



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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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


    Date:  July 29, 2005



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley
Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    July 29, 2005






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley
Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    July 29, 2005