Form 10-Q
period 2005-09-30
DSI REALTY INCOME FUND VIII
filed 2005-11-14
CIK 743366

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.



For the quarterly period ended September 30, 2005

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


BALANCE SHEETS(UNAUDITED)
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                       September 30,     December 31,
                                            2005             2004
ASSETS

CASH AND CASH EQUIVALENTS                $  890,487       $  620,452
PROPERTY, Net                             2,394,492        2,410,252

INVESTMENT IN REAL ESTATE
  JOINT VENTURE                             182,058          179,700

OTHER ASSETS                                 71,550           71,550
                                         ----------       ----------
TOTAL                                    $3,538,587       $3,281,954
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners                 $  272,727       $  272,727
Capital lease obligation                     77,319           97,569
Other liabilities                           441,746          380,559
                                         ----------       ----------
Total liabilities                           791,792          750,855
                                         ----------       ----------


PARTNERS' EQUITY (DEFICIT):
     General Partners                       (80,313)         (82,471)
     Limited Partners                     2,827,108        2,613,570
                                         ----------       ----------
  Total partners' equity                  2,746,795        2,531,099
                                         ----------       ----------
TOTAL                                    $3,538,587       $3,281,954
                                         ==========       ==========


See accompanying notes to financial statements.


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                       September 30,    September 30,
                                           2005             2004
REVENUES:
Rental                                   $  628,189       $  596,859
                                         ----------       ----------
EXPENSES:

Operating                                   232,384          218,486
General and administrative                   52,856           46,711
                                         ----------       ----------
     Total expenses                         285,240          265,197
                                         ----------       ----------
OPERATING INCOME                            342,949          331,662

OTHER INCOME
  Interest                                      188              187
                                         ----------       ----------
INCOME BEFORE EQUITY IN INCOME
   OF REAL ESTATE JOINT VENTURE             343,137          331,849

EQUITY IN INCOME OF REAL ESTATE
   JOINT VENTURE                             30,634           28,698
                                         ----------       ----------
NET INCOME                               $  373,771       $  360,547
                                         ==========       ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited Partners                     $  370,033       $  356,942
    General Partners                          3,738            3,605
                                         ----------       ----------
TOTAL                                    $  373,771       $  360,547
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    15.42       $    14.87
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000           24,000
                                             ======           ======

See accompanying notes to financial statements.



STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                         September 30,   September 30,
                                             2005            2004

REVENUES:
Rental                                   $1,856,832       $1,779,018
                                         ----------       ----------
EXPENSES:
Operating                                   710,656          653,042
General and Administrative                  195,614          181,204
                                         ----------       ----------
Total Expenses                              906,270          834,246
                                         ----------       ----------
OPERATING INCOME                            950,562          944,772

OTHER INCOME                                    557              555
                                         ----------       ----------
INCOME BEFORE EQUITY IN INCOME OF
  REAL ESTATE JOINT VENTURE                 951,119          945,327

EQUITY IN INCOME OF REAL
  ESTATE JOINT VENTURE                       82,758           87,923
                                         ----------       ----------
NET INCOME                               $1,033,877       $1,033,250
                                         ==========       ==========
AGGREGATE NET INCOME ALLOCATED TO:
  Limited Partners                       $1,023,538       $1,022,918
  General Partners                           10,339           10,332
                                         ----------       ----------
TOTAL                                    $1,033,877       $1,033,250
                                         ==========       ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT      $42.65           $42.62
                                             ======           ======
LIMITED PARTNERSHIP UNITS USED
  IN PER UNIT CALCULATION                    24,000           24,000
                                             ======           ======


See accompanying notes to financial statements.



STATEMENT OF CHANGES IN PARTNERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2005            ($82,471)     $2,613,570   $2,531,099

NET INCOME                              10,339       1,023,538    1,033,877
DISTRIBUTIONS                           (8,181)       (810,000)    (818,181)
                                      --------      ----------   ----------
BALANCE AT SEPTEMBER 30, 2005         ($80,313)     $2,827,108   $2,746,795
                                      ========      ==========   ==========


See accompanying notes to consolidated financial statements.


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                    September 30,     September 30,
                                        2005              2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                            $1,033,877      $1,033,250

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                         15,760
     Equity in earnings of
      real estate joint venture          (82,758)        (87,923)
     Distributions from real
      estate joint venture                80,400          87,300
     Changes in assets and
      	liabilities:

     Increase in other assets                                (29)
     Increase in liabilities              40,937          46,274
                                       ---------       ---------
Net cash provided by
  operating activities                 1,088,216       1,078,872


CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (818,181)       (818,181)
                                       ---------       ---------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      270,035         260,691

CASH AND CASH EQUIVALENTS:

     At beginning of period              620,452         713,429
                                       ---------       ---------
     At end of period                  $ 890,487       $ 974,120
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

The Partnership has acquired five mini-storage facilities located in Stockton, Pittsburgh, El Centro, Huntington Beach, and Lompoc, California. The Partnership has also entered into a joint venture with DSI Realty Income Fund IX, a related party, through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado (see Note 3). All facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner. The mini-storage facilities are operated for the Partnership by Dahn under various agreements that are subject to renewal annually. Under the terms of the agreements, the Partnership is required to pay Dahn a property management fee equal to 5% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The Partnership and DSI Realty Income Fund IX both have DSI Properties, Inc. as one of the general partners and both of their facilities are managed by Dahn.

The accompanying financial information as of September 30, 2005, and for the periods ended September 30, 2005, and 2004 is unaudited. Such financial information includes all adjustments considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities located in Stockton, Pittsburg, El Centro, Lompoc and Huntington Beach, California. The total cost of property and accumulated depreciation is as follows:

                                    September 30, 2005     December 31, 2004

   Land                                 $  2,287,427       $  2,287,427
   Buildings and improvements              7,127,000          7,127,000
   Equipment                                 148,837            148,837
                                        ------------       ------------
   Total                                   9,563,264          9,563,264
   Less: Accumulated Depreciation        ( 7,168,772)      (  7,153,012)
                                        ------------       ------------
   Property - Net                       $  2,394,492       $  2,410,252
                                        ============       ============


3.   INVESTMENT IN REAL ESTATE JOINT VENTURE

The Partnership is involved in a joint venture with DSI Realty Income Fund IX through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado. Under the terms of the joint venture agreement, the Partnership is entitled to 30% of the profits and losses of the venture and owns 30% of the mini-storage facility with DSI Realty Income
Fund IX, owning   the  remaining 70% interest in the venture.  Summarized
income statement information for the joint venture the nine months ended September 30, 2005, and 2004 is as follows:

                                   2005                   2004

     Revenue                     $461,730               $456,390
     Operating Expenses           185,871                163,313
                                 --------               --------
     Net Income                  $275,859               $293,077
                                 ========               ========


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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2005. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month period ended September 30, 2005 and 2004, total revenues increased 5.3% from $596,859 to $628,189 and total expenses increased 7.6% from $265,197 to $285,240 and other income increased from $187 to $188. Equity in income of the real estate joint venture increased 6.7% from $28,698 to $30,634. As a result, net income increased 3.7% from $360,547 to $373,771 for the three-month period ended September 30, 2005, as compared to the same period in 2004. Rental revenue increased as a result of higher unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 85.7% for the three-month period ended September 30, 2005 as compared to 86.2% for the same period in 2004. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $13,900 (6.4%) primarily as a result of increases in purchase of locks and packing materials, salaries and wages, depreciation and truck insurance and maintenance expenses, partially offset by a decrease in repairs and maintenance and workers compensation in-surance expenses. General and administrative expenses increased approximately $6,100 (13.1%) primarily as a result of an increase in equipment and computer lease expense. Equity in income from the real estate joint venture increased as a result of higher rental revenue at that facility.

For the nine-month period ended September 30, 2005, and 2004, total revenues increased 4.4% from $1,779,018 to $1,856,832 and total expenses increased 8.6% from $834,246 to $906,270 and other income increased from $555 to $557. Equity
in income of the real estate joint venture decreased  5.9% from   $87,923 to
$82,758. As a result, net income increased 0.1% from $1,033,250 to $1,033,877 for the nine-month period ended Setpember 30, 2005, as compared to the same period in 2004. Rental revenue increased as a result of higher unit rental rates. Operating expenses increased approximately $57,600 (8.8%) primarily as a result of increases in advertising, purchase of locks and packing materials, property management fees, real estate tax, salaries and wages, truck insurance and maintenance and depreciation expenses, partially offset by a decrease in repairs and maintenance workers compensation insurance expenses. General and administrative expenses increased approximately $14,400 (7.9%) primarily as a result of an increase in legal and professional and equipment and computer lease expenses. Equity in income from the real estate joint venture decreased as a result of higher operating expenses at that facility.

The General Partners will continue their policy of funding improvements and maintenance of Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet in needs. The General Partners anticipate distributions to the Limited Partners to remain at the current level for the foreseeable future.



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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended September 30, 2005.
          (b) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 31, 2005             DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  October 31, 2005             DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)


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


    Date:  October 31, 2005



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


    Date:  October 31, 2005



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley
Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    October 31, 2005






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley
Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    October 31, 2005