Form 10-Q
period 2006-03-31
DSI REALTY INCOME FUND VIII
filed 2006-05-12
CIK 743366

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006

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


BALANCE SHEETS(UNAUDITED)
MARCH 31, 2006 AND DECEMBER 31, 2005


                                          March 31,      December 31,
                                            2006             2005

ASSETS
CASH AND CASH EQUIVALENTS                $  699,962       $  599,338
PROPERTY, NET                             2,385,250        2,391,773

INVESTMENT IN REAL ESTATE
  JOINT VENTURE                             185,222          182,220

OTHER ASSETS                                 70,246           70,246
                                         ----------       ----------
TOTAL                                    $3,340,680       $3,243,577
                                         ==========       ==========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners                 $  272,727       $  272,727
Capital lease obligation                     69,512           75,831
Other liabilities                           249,700          215,931
                                         ----------       ----------
Total liabilities                           591,939          564,489
                                         ----------       ----------

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (80,294)         (80,991)
     Limited Partners                     2,829,035        2,760,079
                                         ----------       ----------
  Total partners' equity                  2,748,741        2,679,088
                                         ----------       ----------
TOTAL                                    $3,340,680       $3,243,577
                                         ==========       ==========

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


                                         March 31,        March 31,
                                           2006             2005
REVENUES:

Rental                                   $  636,942       $  612,346
                                         ----------       ----------
EXPENSES:

Operating                                   240,316          238,386
General and administrative                   85,034           81,868
                                         ----------       ----------
     Total expenses                         325,350          320,254
                                         ----------       ----------

OPERATING INCOME                            311,592          292,092

OTHER INCOME
    Interest                                    186              183
                                         ----------       ----------
INCOME BEFORE EQUITY IN INCOME
  OF REAL ESTATE JOINT VENTURE              311,778          292,275

EQUITY IN INCOME OF REAL
  ESTATE JOINT VENTURE                       30,602           28,151
                                         ----------       ----------
NET INCOME                               $  342,380       $  320,426
                                         ==========       ==========
AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  338,956       $  317,222
    General partners                          3,424            3,204
                                         ----------       ----------
TOTAL                                    $  342,380       $  320,426
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    14.12       $    13.22
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000           24,000
                                             ======           ======

See accompanying notes to financial statements(unaudited).


STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL



BALANCE AT JANUARY 1, 2006            ($80,991)     $2,760,079   $2,679,088

NET INCOME                               3,424         338,956      342,380
DISTRIBUTIONS                           (2,727)       (270,000)    (272,727)
                                      --------      ----------   ----------
BALANCE AT MARCH 31, 2006             ($80,294)     $2,829,035   $2,748,741
                                      ========      ==========   ==========


See accompanying notes to consolidated financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


                                      March 31,         March 31,
                                        2006              2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 342,380       $ 320,426

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                          6,523
     Equity in earnings of real
      estate joint venture               (30,602)        (28,151)
     Distributions from real
      estate joint venture                27,600          24,900
     Changes in assets and
      	liabilities:

     Increase in liabilities              27,450           6,728
                                        --------        --------
Net cash provided by
  operating activities                   373,351         323,903

CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (272,727)       (272,727)
                                        --------        --------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                       100,624          51,176

CASH AND CASH EQUIVALENTS:

     At beginning of period              599,338         620,452
                                       ---------       ---------
     At end of period                  $ 699,962       $ 671,628
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

The accompanying financial information is unaudited. Such financial information includes all adjustments considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities located in Stockton, Pittsburg, El Centro, Lompoc and Huntington Beach, California. The total cost of property and accumulated depreciation is as follows:

                                                March 31,     December 31,
                                                 2006            2005

        Land                                 $  2,287,427     $  2,287,427
        Buildings and improvements              7,184,426        7,184,426
        Rental trucks
         under capital lease                      105,069          105,069
                                             ------------     ------------
        Total                                   9,576,922        9,576,922
        Less: Accumulated Depreciation        ( 7,191,672)     ( 7,185,149)
                                             ------------     ------------
        Property - Net                       $  2,385,250     $  2,391,773
                                             ============     ============


3.   INVESTMENT IN REAL ESTATE JOINT VENTURE

The Partnership is involved in a joint venture with DSI Realty Income Fund IX through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado. Under the terms of the joint venture agreement, the Partnership is entitled to 30% of the profits and losses of the venture and owns 30% of the mini-storage facility as a tenant in common with DSI Realty Income Fund IX, which has the remaining 70% interest in the venture. Summarized income statement information for the joint venture for the three months ended March 31, 2006 and 2005 is as follows:

                                   2006                    2005

     Revenue                     $159,808                $149,716
     Operating Expenses            57,801                  55,880
                                 --------                --------
     Net Income                  $102,007                $ 93,836
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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2006. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended March 31, 2006 and 2005, total revenues increased 4.0% from $612,346 to $636,942, total expenses increased 1.6% from $320,254 to $325,350, other income increased from $183 to $186 and equity in income of the real estate joint venture increased 8.7% from $28,151 to $30,602. As a result, net income increased 6.9% from $320,426 to $342,380 for the three-month period ended March 31, 2006, as compared to the same period in 2005. Rental revenue increased as a result of higher unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 82.6% for the three month period ended March 31, 2006, and 84.4% for the same period in 2005. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilties. Operating expenses remained relatively constant as increases in repairs and maintenance, legal, salaries and wages and depreciation expenses was offset by decreases in advertising, office supplies and workers compensation in-surance expenses. General and administrative expenses increased approximately $3,200 (3.9%) as a result of higher incentive management fees and legal and professional expenses, partially offset by a decrease in equipment and com-puter lease expense. Equity in income of real estate joint venture increased as a result of higher rental revenue at that facility.

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

Item 3.   Quantative and Qualitative Disclosures About Market Risk
          NONE

Item 4.   CONTROLS AND PROCEDURES

The Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Partnership in its periodic reports filed with the Securities and Exchange Commission (the Commission) is recorded, processed, summarized and reported, within the time periods specified by the Commission's rules and forms, and that the inform-ation is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership concluded that its disclosure controls and procedures were effective. There have been no significant changes in the Parnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.



                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Registrant is not a party to any material pending legal proceedings.

Item 1A. Risk Factors

         Please refer to the risk factors disclosed by the partnership in response to Item 1A, part I of the Form 10-K filed on March 27, 2006. There has been no material change to the risk factors disclosed therein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended March 31, 2006.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 12, 2006                 DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  May 12, 2006                 DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)


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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and general partners (or persons performing the equivalent functions):

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


    Date:  May 12, 2006



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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and general partners (or persons performing the equivalent functions):

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


    Date:  May 12, 2006



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley
Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    May 12, 2006






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley
Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    May 12, 2006