Form 10-Q
period 2006-06-30
DSI REALTY INCOME FUND VIII
filed 2006-08-11
CIK 743366

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.



For the quarterly period ended June 30, 2006

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


BALANCE SHEETS(UNAUDITED)
JUNE 30, 2006 AND DECEMBER 31, 2005

                                          June 30,       December 31,
                                            2006             2005
ASSETS

CASH AND CASH EQUIVALENTS                $  740,773       $  599,338
PROPERTY, Net                             2,378,357        2,391,773

INVESTMENT IN REAL ESTATE
  JOINT VENTURE                             181,550          182,220

OTHER ASSETS                                 70,246           70,246
                                         ----------       ----------
TOTAL                                    $3,370,926       $3,243,577
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES

Distribution to Partners                 $  272,727       $  272,727
Capital lease obligation                     64,464           75,831
Other liabilities                           206,267          215,931
                                         ----------       ----------
Total liabilities                           543,458          564,489
                                         ----------       ----------

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (79,507)         (80,991)
     Limited Partners                     2,906,975        2,760,079
                                         ----------       ----------
  Total partners' equity                  2,827,468        2,679,088
                                         ----------       ----------
TOTAL                                    $3,370,926       $3,243,577
                                         ==========       ==========


See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

                                         June 30,         June 30,
                                           2006             2005
REVENUES:
Rental                                   $  630,508       $  616,297
                                         ----------       ----------
EXPENSES:

Operating                                   237,255          239,886
General and administrative                   65,614           60,890
                                         ----------       ----------
     Total expenses                         302,869          300,776
                                         ----------       ----------
OPERATING INCOME                            327,639          315,521

OTHER INCOME
  Interest                                      187              186
                                         ----------       ----------
INCOME BEFORE EQUITY IN INCOME
   OF REAL ESTATE JOINT VENTURE             327,826          315,707

EQUITY IN INCOME OF REAL ESTATE
   JOINT VENTURE                             23,628           23,973
                                         ----------       ----------
NET INCOME                               $  351,454       $  339,680
                                         ==========       ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited Partners                     $  347,939       $  336,283
    General Partners                          3,515            3,397
                                         ----------       ----------
TOTAL                                    $  351,454       $  339,680
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    14.50       $    14.01
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000           24,000
                                             ======           ======

See accompanying notes to financial statements(unaudited).



STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005


                                           June 30,        June 30,
                                             2006            2005

REVENUES:
Rental                                   $1,267,450       $1,228,643
                                         ----------       ----------
EXPENSES:
Operating                                   477,571          478,272
General and Administrative                  150,648          142,758
                                         ----------       ----------
Total Expenses                              628,219          621,030
                                         ----------       ----------
OPERATING INCOME                            639,231          607,613

OTHER INCOME                                    373              369
                                         ----------       ----------
INCOME BEFORE EQUITY IN INCOME OF
  REAL ESTATE JOINT VENTURE                 639,604          607,982

EQUITY IN INCOME OF REAL
  ESTATE JOINT VENTURE                       54,230           52,124
                                         ----------       ----------
NET INCOME                               $  693,834       $  660,106
                                         ==========       ==========
AGGREGATE NET INCOME ALLOCATED TO:
  Limited Partners                       $  686,896       $  653,505
  General Partners                            6,938            6,601
                                         ----------       ----------
TOTAL                                    $  693,834       $  660,106
                                         ==========       ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT      $28.62           $27.23
                                             ======           ======
LIMITED PARTNERSHIP UNITS USED
  IN PER UNIT CALCULATION                    24,000           24,000
                                             ======           ======


See accompanying notes to financial statements (unaudited).



STATEMENT OF CHANGES IN PARTNERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2006            ($80,991)     $2,760,079   $2,679,088

NET INCOME                               6,938         686,896      693,834
DISTRIBUTIONS                           (5,454)       (540,000)    (545,454)
                                      --------      ----------   ----------
BALANCE AT JUNE 30, 2006              ($79,507)     $2,906,975   $2,827,468
                                      ========      ==========   ==========


See accompanying notes to consolidated financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005


                                      June 30,          June 30,
                                        2006              2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 693,834       $ 660,106

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                         13,416          10,507
     Equity in earnings of
      real estate joint venture          (54,230)        (52,124)
     Distributions from real
      estate joint venture                54,900          46,800
     Changes in assets and
      	liabilities:

    (Decrease)increase in
        other liabilities                 (9,664)          2,022
                                       ---------       ---------
Net cash provided by
  operating activities                   698,256         667,311


CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (545,454)       (545,454)

     Payment on capital
       lease obligations                 (11,367)              0
                                       ---------       ---------
     Net cash used in
       financing activities             (556,821)       (545,454)

                                       ---------       ---------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      141,435         121,857

CASH AND CASH EQUIVALENTS:

     At beginning of period              599,338         620,452
                                       ---------       ---------
     At end of period                  $ 740,773       $ 742,309
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


2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 15 years. The total cost of property and accumulated depreciation is as follows:


                                       June 30, 2006     December 31, 2005

   Land                                 $  2,287,427       $  2,287,427
   Buildings and improvements              7,184,426          7,184,426
   Rental trucks
     under capital lease                     105,069            105,069
                                        ------------       ------------
   Total                                   9,576,922          9,576,922
   Less: Accumulated Depreciation        ( 7,198,565)      (  7,185,149)
                                        ------------       ------------
   Property - Net                       $  2,378,357       $  2,391,773
                                        ============       ============


3.   INVESTMENT IN REAL ESTATE JOINT VENTURE

The Partnership is involved in a joint venture with DSI Realty Income Fund IX through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado. Under the terms of the joint venture agreement, the Partnership is entitled to 30% of the profits and losses of the venture and owns 30% of the mini-storage facility with DSI Realty Income Fund IX, which has the remaining 70% interest in the venture. Summarized income statement information for the six months ended June 30, 2006, and 2005 is as follows:

                               June 30, 2006          June 30, 2005

     Revenue                     $327,541               $295,477
     Operating Expenses           146,775                121,731
                                 --------               --------
     Net Income                  $180,766               $173,746
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

6.   SUBSEQUENT EVENT

     On July 20, 2006, a sales agreement was signed with the Department of Transportation, State of California, whereby it would acquire the Partnerships' mini-storage facility in Pittsburg, California for a gross sales price of $3,285,000. This transaction will result in a gain to the Partnership. Escrow has not yet closed for this transaction.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2006. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended June 30, 2006 and 2005, total revenues increased 2.3% from $616,297 to $630,508 and total expenses increased 0.7% from $300,776 to $302,869 and other income increased from $186 to $187.
Equity in income of the real estate joint venture decreased 1.4% from $23,973 to $23,628. As a result, net income increased 3.5% from $339,680 to $351,454 for the three-month period ended June 30, 2006, as compared to the same period in 2005. Rental revenue increased as a result of higher unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 82.4% for the three-month period ended June 30, 2006 as compared to 85.2% for the period in 2005. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses remained relatively constant as increases in salaries and wages, repairs and maintenance, and depreciation expenses were offset by de-creases in purchase of locks and packing materials, telephone and fire and liability insurance expenses. General and administrative expenses increased approximately $4,700 (7.8%) primarily as a result of an increase in legal and professional expenses. Equity in income from the real estate joint venture remained constant as higher rental revenues was offset by an increase in operating expenses at that facility.

For the six-month periods ended June 30, 2006 and 2005, total revenues increased 3.2% from $1,228,643 to $1,267,450 and total expenses increased 1.2% from $621,030 to $628,219 and other income increased from $369 to $373. Equity in income of the real estate joint venture increased 4.0% from $52,124 to $54,230. As a result, net income increased 5.1% from $660,106 to $693,834 for the six-month period ended June 30, 2006, as compared to the same period in 2005. Rental revenue increased as a result of higher unit rental rates. Operating expenses remained constant as increases in real estate tax, salaries and wages and depreciation expenses, were offset by decreases in advertising, purchase of locks and packing materials, office supplies, and workers compen-sation insurance expenses. General and administrative expenses increased approximately $7,900 (5.5%) primarily as a result of increases in incentive management fee and legal and professional expenses, partially offset by a decrease in equipment and computer lease expenses. Equity in income from the real estate joint venture remained relatively constant as discussed above.

On July 20, 2006, a sales agreement was signed with the Department of Trans-portation, State of California, whereby it would acquire the Partnerships' mini-storage facility in Pittsburg, California for a gross sales price of $3,285,000. This transaction will result in a gain to the partnership. Escrow has not yet closed for this transaction.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended June 30, 2006.
          (b) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 31, 2006                DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  July 31, 2006                DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)


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




    Date:  July 31, 2006



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


    Date:  July 31, 2006



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley
Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.


                                    Robert J. Conway
                                    Chief Executive Officer
                                    July 31, 2006






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley
Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    July 31, 2006