Form 10-Q
period 2006-09-30
DSI REALTY INCOME FUND VIII
filed 2006-11-14
CIK 743366

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.



For the quarterly period ended September 30, 2006

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


BALANCE SHEETS(UNAUDITED)
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                                        September 30,     December 31,
                                            2006             2005
ASSETS

CASH AND CASH EQUIVALENTS                $  845,018       $  599,338
ASSET HELD FOR SALE, Net (NOTE 6)           343,111
PROPERTY, Net                             2,028,544        2,391,773

INVESTMENT IN REAL ESTATE
  JOINT VENTURE                             183,527          182,220

OTHER ASSETS                                 70,246           70,246
                                         ----------       ----------
TOTAL                                    $3,470,446       $3,243,577
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES

Distribution to Partners                 $  272,727       $  272,727
Capital lease obligation                     58,650           75,831
Other liabilities                           239,767          215,931
                                         ----------       ----------
Total liabilities                           571,144          564,489
                                         ----------       ----------

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (78,788)         (80,991)
     Limited Partners                     2,978,090        2,760,079
                                         ----------       ----------
  Total partners' equity                  2,899,302        2,679,088
                                         ----------       ----------
TOTAL                                    $3,470,446       $3,243,577
                                         ==========       ==========


See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                       September 30,    September 30,
                                           2006             2005
REVENUES:
Rental                                   $  532,876       $  533,437
                                         ----------       ----------
EXPENSES:

Operating                                   215,547          182,139
General and administrative                   49,751           52,856
                                         ----------       ----------
     Total expenses                         265,298          234,995
                                         ----------       ----------
OPERATING INCOME                            267,578          298,442

OTHER INCOME
  Interest                                      187              188
                                         ----------       ----------
INCOME BEFORE EQUITY IN INCOME
   OF REAL ESTATE JOINT VENTURE             267,765          298,630

EQUITY IN INCOME OF REAL ESTATE
   JOINT VENTURE                             29,577           30,634
                                         ----------       ----------
INCOME FROM OPERATIONS
 BEFORE DISCONTINUED OPERATIONS             297,342          329,264

NET INCOME FROM OPERATIONS
 OF DISCONTINUED OPERATIONS                  47,219           44,507
                                         ----------       ----------
NET INCOME                               $  344,561       $  373,771
                                         ==========       ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited Partners                     $  341,115       $  370,033
    General Partners                          3,446            3,738
                                         ----------       ----------
TOTAL                                    $  344,561       $  373,771
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    14.21       $    15.42
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000           24,000
                                             ======           ======

See accompanying notes to financial statements(unaudited).



STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


                                         September 30,   September 30,
                                             2006            2005

REVENUES:
Rental                                   $1,608,921       $1,584,915
                                         ----------       ----------
EXPENSES:
Operating                                   593,357          564,404
General and Administrative                  200,399          195,614
                                         ----------       ----------
Total Expenses                              793,756          760,018
                                         ----------       ----------
OPERATING INCOME                            815,165          824,897

OTHER INCOME
  Interest                                      560              557
                                         ----------       ----------
INCOME BEFORE EQUITY IN INCOME OF
  REAL ESTATE JOINT VENTURE                 815,725          825,454

EQUITY IN INCOME OF REAL
  ESTATE JOINT VENTURE                       83,807           82,758
                                         ----------       ----------
INCOME FROM OPERATIONS
  BEFORE DISCONINUED OPERATIONS             899,532          908,212

NET INCOME FROM OPERATIONS
  OF DISCONTINUED OPERATIONS                138,863          125,665
                                         ----------       ----------
NET INCOME                               $1,038,395       $1,033,877
                                         ==========       ==========

AGGREGATE NET INCOME ALLOCATED TO:
  Limited Partners                       $1,028,011       $1,023,538
  General Partners                           10,384           10,339
                                         ----------       ----------
TOTAL                                    $1,038,395       $1,033,877
                                         ==========       ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT      $42.83           $42.65
                                             ======           ======
LIMITED PARTNERSHIP UNITS USED
  IN PER UNIT CALCULATION                    24,000           24,000
                                             ======           ======


See accompanying notes to financial statements (unaudited).



STATEMENT OF CHANGES IN PARTNERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2006            ($80,991)     $2,760,079   $2,679,088

NET INCOME                              10,384       1,028,011    1,038,395
DISTRIBUTIONS                           (8,181)       (810,000)    (818,181)
                                      --------      ----------   ----------
BALANCE AT SEPTEMBER 30, 2006         ($78,788)     $2,978,090   $2,899,302
                                      ========      ==========   ==========


See accompanying notes to consolidated financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


                                    September 30,     September 30,
                                        2006              2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                            $1,038,395      $1,033,877

Adjustments to reconcile net
   income to net cash provided
   by operating activities (including
   discontinued operations):

     Depreciation                         20,118          15,760
     Equity in earnings of
      real estate joint venture          (83,807)        (82,758)
     Distributions from real
      estate joint venture                82,500          80,400
     Changes in assets and
      	liabilities:

     Increase in
        other liabilities                 23,836          40,937
                                       ---------       ---------
Net cash provided by
  operating activities                 1,081,042       1,088,216
                                       ---------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

     Distributions to partners          (818,181)       (818,181)
     Payments on capital
      lease obligations                  (17,181)
                                       ---------       ---------
     Net cash used in
      financing activities              (835,362)       (818,181)
                                       ---------       ---------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      245,680         270,035

CASH AND CASH EQUIVALENTS:

     At beginning of period              599,338         620,452
                                       ---------       ---------
     At end of period                  $ 845,018       $ 890,487
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

The Partnership has acquired five mini-storage facilities located in Stockton, Pittsburg, El Centro, Huntington Beach, and Lompoc, California. The Partnership has also entered into a joint venture with DSI Realty Income Fund IX, through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado (see Note 3). All facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner. The mini-storage facilities are operated for the Partnership by Dahn under various agreements that are subject to renewal annually. Under the terms of the agreements, the Partnership is required to pay Dahn a property management fee equal to 5% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks.

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


2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 15 years. The total cost of property and accumulated depreciation is as follows:


                                   September 30, 2006   December 31, 2005

   Land                                 $  1,969,877       $  2,287,427
   Buildings and improvements              6,035,669          7,184,426
   Rental trucks
     under capital lease                      70,046            105,069
                                        ------------       ------------
   Total                                   8,075,592          9,576,922
   Less: Accumulated Depreciation        ( 6,047,048)      (  7,185,149)
                                        ------------       ------------
   Property - Net                       $  2,028,544       $  2,391,773
                                        ============       ============


3.   INVESTMENT IN REAL ESTATE JOINT VENTURE

The Partnership is involved in a joint venture with DSI Realty Income Fund IX through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado. Under the terms of the joint venture agreement, the Partnership is entitled to 30% of the profits and losses of the venture and owns 30% of the mini-storage facility with DSI Realty Income Fund IX, which has the remaining 70% interest in the venture. Summarized income statement information for the nine months ended September 30, 2006, and 2005 is as follows:

                            September 30, 2006     September 30, 2005

     Revenue                     $490,959               $461,730
     Operating Expenses           211,602                185,871
                                 --------               --------
     Net Income                  $279,357               $275,859
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

6.   DISCONTINUED OPERATIONS

     In accordance with Statement of Financial Accounting Standards No. 144, the net income of a mini-storage facility located in Pittsburg, California is reflected in the statement of income as discontinued operations for all periods presented.

     On July 20, 2006, a sales agreement was signed with the Department of Transportation, State of California, whereby it would acquire the Partnerships' mini-storage facility in Pittsburg, California for a gross sales price of $3,285,000. This transaction will result in a gain of approximately $2,942,000 to the Partnership. Escrow closed on October 20, 2006 and funds were transferred to the Partnership on that date. Proceeds will be distributed to the limited partners on November 15, 2006.

     The following table summarizes the revenue and expense components that comprise discontinued operations:

     FOR THE THREE MONTHS ENDED
                                          9/30/06          9/30/05
                                          -------          -------

     REVENUE                              $95,883          $94,752

     EXPENSES

     Operating                             48,664           50,245
                                          -------          -------

     NET OPERATING
     INCOME FROM
     DISCONTINUED OPERATIONS              $47,219          $44,507
                                          =======          =======


     FOR THE NINE MONTHS ENDED
                                          9/30/06          9/30/05
                                          -------          -------

     REVENUE                             $287,288         $271,917

     EXPENSES

     Operating                            148,425          146,252
                                          -------          -------


     NET OPERATING
     INCOME FROM
     DISCONTINUED OPERATIONS             $138,863         $125,665
                                         ========         ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2006. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2006 and 2005, total revenues increased 0.1% from $628,189 to $628,759 and total expenses increased 10.1% from $285,240 to $313,962 and other income decreased from $188 to $187.
Equity in income of the real estate joint venture decreased 3.5% from $30,634 to $29,577. As a result, net income decreased 7.8% from $373,771 to $344,561 for the three-month period ended September 30, 2006, as compared to the same period in 2005. Rental revenue remained constant as higher unit rental rates were offset by lower occupancy rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 81.4% for the three-month period ended September 30, 2006 as compared to 85.7% for the same period in 2005. The Partnership is continuing its marketing efforts to attract and keep new ten-ants in its various mini-storage facilities. Operating expenses increased approximately $31,800 (13.7%) as a result of increases in repairs and main-tenance, legal and salaries and wages expenses. General and administrative expenses decreased approximately $3,100 (5.9%) primarily as a result of de-creases in incentive management fee and equipment and computer lease expenses, partially offset by an increase in legal and professional expense. Equity in income from the real estate joint venture remained constant as higher rental revenues were offset by an increase in operating expenses at that facility.

For the nine-month periods ended September 30, 2006 and 2005, total revenues increased 2.1% from $1,856,832 to $1,896,209 and total expenses increased 4.0% from $906,270 to $942,181 and other income increased from $557 to $560. Equity in income for the real estate joint venture increased 1.3% from $82,758 to $83,807. As a result net income increased 0.4% from $1,033,877 to $1,038,395 for the nine-month period ended September 30, 2006, as compared to the same period in 2005. Rental revenue increased as a result of higher unit rental rates. Operating expenses increased approximately $31,100 (4.4%) primarily as a result of increases in repairs and maintenance, real estate tax, salaries and wages and depreciation expenses, partially offset by decreases in adver-tising, purchase of locks and packing materials, office supplies, workers' compensation, insurance and truck maintenance expenses. General and admin-istrative expenses increased approximately $4,800 (2.5%) primarily as a result of an increase in legal and professional expense, partially offset by a de-crease in equipment and computer lease expense. Equity in income from the real estate joint venture remained relatively constant as discussed above.


On July 20, 2006, a sales agreement was signed with the Department of Trans-portation, State of California, whereby it would acquire the Partnerships' mini-storage facility in Pittsburg, California for a gross sales price of $3,285,000. Escrow closed on October 20, 2006. It is anticipated that the proceeds will be distributed sometime in November 2006.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended September 30, 2006.
          (b) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 31, 2006             DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  October 31, 2006             DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)


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




    Date:  October 31, 2006



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


    Date:  October 31, 2006



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley
Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.


                                    Robert J. Conway
                                    Chief Executive Officer
                                    October 31, 2006






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certif y, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley
Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    October 31, 2006