Form 10-K
period 2006-12-31
DSI REALTY INCOME FUND VIII
filed 2007-03-30
CIK 743366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2006. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from ____________ to ______________.

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



                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2006, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2006, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 2006, incorporated by reference to Form 10-K, Part III.

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

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2006 and 2005 were as follows:



Location of Property       Average Occupancy         Average Occupancy
                           Level for the              Level for the
                           Year Ended                 Year Ended
                           Dec. 31, 2006              Dec. 31, 2005

El Centro, CA                   82%                        88%

Lompoc, CA                      88%                        89%

Pittsburg, CA                   82%                        83%

Stockton, CA                    74%                        73%

Huntington Beach, CA            89%                        89%

Aurora, CO*                     79%                        78%
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



Item 1b. UNRESOLVED STAFF COMMENTS

     None.



Item 2.  PROPERTIES

     Registrant owns a fee interest in five mini-storage facilities and a thirty percent (30%) interest in a joint venture with DSI Realty Income Fund IX, an affiliated California limited partnership, owning a sixth mini-storage facility, none of which are subject to long-term indebtedness. Additional information is set forth in Registrant's letter to its Limited Partners regarding the Annual Report, attached hereto as Exhibit 2, and incorporated by this reference. The following table sets forth information as of December 31, 2006 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 24,000 limited partnership units during its offering and currently has 842 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $41.39 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2006 and $12.54 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2005 and $15.05 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2004. It is Registrant's expectations that distributions will continue to be paid in the future.


Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31,
         --------------------------------------------------------------------
                     2006        2005          2004          2003        2002
                     ----        ----          ----          ----        ----

TOTAL REVENUES,
GAIN ON SALE
AND OTHER
INCOME            $4,932,647   $2,492,083   $2,365,551   $2,422,720   $2,469,376

TOTAL
EXPENSES           1,195,988    1,236,309    1,089,755    1,146,634    1,083,555

EQUITY IN
INCOME OF
REAL ESTATE
JOINT
VENTURE              120,580      108,420      115,732      128,775      143,534
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $3,857,239   $1,364,194   $1,391,528   $1,404,861   $1,529,355
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $3,000,733   $3,243,577   $3,281,954   $3,280,715   $3,073,394
                  ==========   ==========   ==========   ==========   ==========

CASH FLOW FROM (USED IN):
OPERATING         $1,216,024   $1,124,587   $1,276,067   $1,300,536   $1,381,661
INVESTING          2,787,250      (13,658)     (19,729)         -        (1,211)
FINANCING         (3,923,613)  (1,132,043)  (1,349,315)  (1,089,177) (1,497,574)


NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $   158.98   $    56.27   $    57.40   $    57.95   $    63.09
                  ==========   ==========   ==========   ==========   ==========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $   165.54   $    50.17   $    60.18   $    50.21   $    67.75
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


                              RESULTS OF OPERATIONS

2006 COMPARED TO 2005

Total revenues from continuing operations increased from $2,120,332 in 2005 to $2,162,683 in 2006, total expenses increased from $1,030,031 to $1,049,496, other income increased from $744 to $747 and income from the real estate joint venture increased from $108,420 to $120,580, resulting in an increase in income from operations before discontinued operations from $1,199,465 to $1,234,514 and income from discontinued operations increased from $164,729 to $2,622,725 resulting in an increase in net income from $1,364,194 to $3,857,239. The increase in rental revenues can be attributed primarily to higher unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 81.5% for the year ended December 31, 2006 and 85.0% for the year ended December 31, 2005. The Partnership continued its advertising campaign to attract and keep new tenants in its various mini-storage facilities. The approximate $21,700 (3.9%) decrease in operating expenses was due primarily to decreases in advertising, purchase of locks and packing materials and work-ers compensation insurance and real estate tax expenses, partially offset by an increase in salaries and wages expense. General and administrative expenses remained relatively constant as a decrease in office supplies and printing expenses was offset by an increase in bank and credit card fee expenses.
General Partners' incentive management fees increased from $139,316 to $178,902. Property management fees, which are based on revenue, remained relatively constant. Income from real estate joint venture increased approximately
$12,200 (11.2%) primarily as a result of an increase in rental revenue.
Average occupancy of the joint venture facility was 79.5% in 2006 and 78.2% in 2005.

On July 20, 2006, a sales agreement was signed with the Department of Trans-portation, State of California, for a gross sales price of $3,285,000. Sale proceeds were transferred to the Partnership on October 20, 2006. On November 15, 2006, proceeds in the amount of $2,796,788 was distributed to the Limited Partners. The gain on sale of the facility is $2,475,318.

2005 COMPARED TO 2004

Total revenues from continuing operations increased from $2,017,109 in 2004 to $2,120,332 in 2005, total expenses increased from $922,829 to $1,030,031, other income increased from $742 to $744 and income from the real estate joint venture decreased from $115,732 to $108,420, resulting in a decrease in income from operations before discontinued operations from $1,210,754 to $1,199,465 and income from discontinued opeations decreased from $180,774 to $164,729 resulting in a decrease in net income from $1,391,528 to $1,364,194. The in-crease in rental revenues can be attributed primarily to higher unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 85.0% for the year ended December 31, 2005 and 85.8% for the year ended December 31, 2004. The Partnership continued its advertising campaign to attract and keep new tenants in its various mini-storage facilities. The approximate $24,400 (4.6%) increase in operating expenses was due primarily to increases in purchase of locks and packing materials, real estate tax, salaries and wages and truck insurance and maintenance expenses, partially off-set by a decrease in advertising expense. General and administrative expenses increased approximately $39,500 (23.8%) primarily as a result of increases in legal and professional, equipment and computer lease and office supplies and printing expenses. General Partners' incentive management fees increased from $124,534 to $139,316. Property management fees, which are based on revenue, increased as a result of the increase in rental revenue. Income from real estate joint venture decreased approximately $7,300 (6.3%) primarily as a result of a decrease in rental revenue. Average occupancy of the joint venture facility was 78.2% in 2005 and 78.9% in 2004.

Operating expense consists mainly of expenses such as yellow pages and other advertising, utilities, repairs and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, postage, accounting services and computer expenses.


                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased approximately $91,400 (8.1%) in 2006 compared to 2005, primarily due to an increase in net income from continuing operations before gain on sale of discontinued operations. Net cash provided by operating activities decreased approximately $151,500 (11.9%) in 2005 compared to 2004, primarily due to a decrease in deferred incentive management fee payable to general partners, partially offset by an increase in customer deposits and other liabilities.

Cash provided in investing activities, includes proceeds from the sale of the property located in Pittsburg, California in 2006 and acquisitions of equip-ment for the Partnership's mini storage properties in 2006, 2005, and 2004. The Partnership has no material commitments for capital expenditures.

Cash used in financing activities, as set forth in the statements of cash flows, has been limited to distributions paid to the partners in 2006, 2005 and 2004 and payments on capital lease obligations starting in 2004, as
well as receipt of distributions from real estate joint venture.   A special
distribution of 1.0%, 1.0%, and 3.0%, of capital contributed by Limited Part-ners was declared and paid on December 15, 2006, 2005 and 2004, respectively.

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


                QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2006 and 2005 was as follows:

                                            2006 Quarter Ended
                                            ------------------

                               March 31   June 30   September 30  December 31

Total revenues                 $636,942   $630,508   $628,759     $3,035,691

Income before interest
  in joint venture              268,496    278,782    267,765        298,891

Net income                      342,380    351,454    344,561     $2,818,844

Net income per limited
  partnership unit             $  14.12   $  14.50   $  14.21       $ 116.28

Weighted average number
  of limited partnership
  units outstanding              24,000     24,000     24,000         24,000


                                            2005 Quarter Ended
                                            ------------------

                               March 31   June 30   September 30   December 31

Total revenues                 $612,346   $616,297   $628,189       $634,507

Income before interest
  in joint venture              253,509    271,801    297,915        267,820

Net income                      320,426    339,680    373,771        330,317

Net income per limited
  partnership unit             $  13.22   $  14.01   $  15.42       $  13.62

Weighted average number
  of limited partnership
  units outstanding              24,000     24,000     24,000         24,000







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

Item 9b. OTHER INFORMATION

     None.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Diversified Investors Agency. As of December 31, 2006, Messrs. Robert J. Conway and Joseph
W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 73 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 78 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 84 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2006, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 2006, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2006, attached hereto as Exhibit l and incorporated herein by this reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

     The aggregate fees for professional services rendered by Deloitte & Touche LLP for the audit of the Partnership's annual financial statements and for re-view of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2006 were $31,240 and for 2005 were $29,640.

     Tax Fees

     The aggregate fees for professional services rendered by Deloitte Tax
LLP for tax compliance, tax advice and tax planning for 2006 were $26,153 and 2005 were $23,650. Most of the fees related to preparation of the Partner-ship's tax returns.


                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 2006, together with the reports of its independent auditors, Deloitte & Touche LLP. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 2006.

     (b) No reports on Form 8K were filed during the fiscal year ended December 31, 2006.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VIII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 30, 2007
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 30, 2007
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VIII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________               Dated:  March 30, 2007
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director



By___________________________               Dated:  March 30, 2007
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)


                           DSI REALTY INCOME FUND VIII

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2006, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.



                                    EXHIBIT l
DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)
SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31,
-----------------------------------------------------------------------------
                     2006        2005          2004          2003        2002
                     ----        ----          ----          ----        ----

TOTAL REVENUES
AND OTHER
INCOME            $4,932,647   $2,492,083   $2,365,551   $2,422,720   $2,469,376

TOTAL
EXPENSES           1,195,988    1,236,309    1,089,755    1,146,634    1,083,555

EQUITY IN
INCOME OF
REAL ESTATE
JOINT
VENTURE              120,580      108,420      115,732      128,775      143,534
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $3,857,239   $1,364,194   $1,391,528   $1,404,861   $1,529,355
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $3,000,733   $3,243,577   $3,281,954   $3,280,715   $3,073,394
                  ==========   ==========   ==========   ==========   ==========

CASH FLOW FROM (USED IN):
OPERATING         $1,216,024   $1,124,587   $1,276,067   $1,300,536   $1,381,661
INVESTING          2,787,250      (13,658)     (19,729)         -        (1,211)
FINANCING         (3,923,613)  (1,132,043)  (1,349,315)  (1,089,177) (1,497,574)


NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $   158.98   $    56.27   $    57.40   $    57.95   $    63.09
                  ==========   ==========   ==========   ==========   ==========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $   165.54   $    50.17   $    60.18   $    50.21   $    67.75
                  ==========   ==========   ==========   ==========   ==========



The following are reconciliations between the net income and partners' equity for the financial statements and the Partnership's income tax return for the year ended December 31, 2006:


                                                          Net        Partners'
                                                         Income        Equity

Per financial statements                             $ 3,857,239    $ 2,593,479
Excess book depreciation                                  (5,420)       485,026
Joint venture income adjustment                           (3,186)        77,239
Accrued incentive management fee
Acquisition costs capitalized
 for tax purposes                                                        80,713
Deferred rental revenues                                  (8,428)        57,655
Accrued expenses                                         (12,844)        27,450
Fixed asset adjustments                                  (21,762)       (48,920)
Excess book distributions                                               242,424
Tax expense adjustment                                    (4,241)
Bad debt allowance                                        17,850         17,850
Gain on sale of land                                     369.233       (86,058)
                                                     -----------    -----------
Per Partnership income tax return                    $ 4,188,441    $ 3,406,858
                                                     ===========    ===========
Net taxable income per limited
partnership unit                                     $    172.77
                                                     ===========



DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 F-1


FINANCIAL STATEMENTS:


    Balance Sheets as of December 31, 2006 and 2005                         F-2

    Statements of Income for Each of the Three
        Years Ended December 31, 2006                                       F-3

    Statements of Changes in Partners' Equity (Deficit) for
        Each of the Three Years Ended December 31, 2006                     F-4

    Statements of Cash Flows for Each of the Three Years
        Ended December 31, 2006                                             F-5

    Notes to Financial Statements as of December 31, 2006
        and 2005, and for Each of the Three Years Ended
        December 31, 2006                                                   F-6


SUPPLEMENTAL SCHEDULE:


    Schedule III - Real Estate and Accumulated Depreciation                F-11


NOTE: Financial statements and schedules not listed above are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements named above, or in the notes thereto.




REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Partners of
DSI Realty Income Fund VIII:

We have audited the accompanying balance sheets of DSI Realty Income Fund VIII, a California Limited Partnership (the "Partnership") as of December 31,
2006 and 2005, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the supplemental schedule listed in the Index at Item 15. These financial statements and the supplemental schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the supplemental schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VIII at December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such supplemental schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP
Los Angeles, California

March 30, 2007




DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


ASSETS                                                  2006             2005

CASH AND CASH EQUIVALENTS                           $   678,999     $   599,338

PROPERTY, net (Note 3)                                2,033,534       2,391,773

INVESTMENT IN REAL ESTATE
JOINT VENTURE
(Note  8)                                               191,500         182,220

OTHER ASSETS                                             96,700          70,246
                                                    -----------      -----------
TOTAL                                               $ 3,000,733     $ 3,243,577
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Distribution due to partners (Note 4)               $   242,424      $  272,727
Incentive management fee payable to
general partners (Note 4)                                50,214          98,802
Property management fees payable (Note 7)                11,072          10,516
Customer deposits and other liabilities                 108,374         106,613
Capital lease obligations (Notes 3 and 7)                35,170          75,831
                                                    -----------      -----------
Total liabilities                                       447,254         564,489
                                                    -----------      -----------
PARTNERS' EQUITY (DEFICIT) (Notes 4):
General partners                                        (79,032)        (80,991)
Limited partners (24,000 limited
partnership units outstanding
at December 31, 2006 and 2005)                        2,632,511       2,760,079
                                                   ------------      -----------

Total partners' equity                                2,553,479       2,679,088
                                                   ------------      -----------
TOTAL                                               $ 3,000,733     $ 3,243,577
                                                   ============      ===========

See notes to financial statements.



DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)


STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2006
--------------------------------------------------------------------------------


                                               2006         2005         2004

REVENUES:
Rental                                      $2,162,683  $ 2,120,332   $2,017,109
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation                                   19,956       21,979        2,752
 Operating                                     531,738      553,479      529,097
 General and administrative                    209,063      205,481      166,017
 Interest                                        2,616        3,508
 General partners' incentive
  management fee (Note 4)                      178,902      139,316      124,534
 Property management fee (Note 7)              107,221      106,268      100,429
                                            ----------   ----------   ----------
Total expenses                               1,049,496    1,030,031      922,829
                                            ----------   ----------   ----------
OPERATING INCOME                             1,113,187    1,090,301    1,094,280

OTHER INCOME:

Interest income                                    747          744          742
                                             ---------   ----------   ----------
INCOME FROM CONTINUING
OPERATIONS BEFORE EQUITY
IN INCOME OF REAL ESTATE
JOINT VENTURE AND
DISCONTINUED OPERATIONS                      1,113,934    1,091,045    1,095,022

EQUITY IN INCOME OF
REAL ESTATE JOINT
VENTURE (Note 8)                               120,580      108,420      115,732
                                            __________   __________    _________

INCOME FROM CONTINUING
OPERATIONS BEFORE
DISCONTINUED OPERATIONS                      1,234,514    1,199,465    1,210,754
                                            ----------   ----------    ---------

DISCONTINUED OPERATIONS (Note 5)
 Net income from
  discontinued operations                      147,407      164,729      180,774

 Net gain on sale of
  discontinued operations                    2,475,318
                                            ----------   ----------    ---------

  Total income from
   discontinued operations                   2,622,725      164,729      180,774
                                            ----------   ----------   ----------

NET INCOME                                  $3,857,239   $1,364,194   $1,391,528
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $3,815,452   $1,350,552   $1,377,613
General partners                                41,787       13,642       13,915
                                            ----------   ----------   ----------
TOTAL                                       $3,857,239   $1,364,194   $1,391,528
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $   158.98   $    56.27   $    57.40
                                            ==========   ==========   ==========

See notes to financial statements.



DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
THREE YEARS ENDED DECEMBER 31, 2006
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total



BALANCE, JANUARY 1, 2004               $(81,798)     $2,680,184      $2,598,386

Net income                               13,915       1,377,613       1,391,528

Distributions                           (14,588)     (1,444,227)     (1,458,815)
                                        --------     -----------     -----------
BALANCE - DECEMBER 31, 2004             (82,471)      2,613,570       2,531,099

Net income                               13,642       1,350,552       1,364,194

Distributions                           (12,162)     (1,204,043)     (1,216,205)
                                        --------     -----------     -----------
BALANCE - DECEMBER 31, 2005             (80,991)      2,760,079       2,679,088

Net income                               41,787       3,815,452       3,857,239

Distributions                           (39,828)     (3,943,020)     (3,982,848)
                                        -------      -----------     -----------
BALANCE - DECEMBER 31, 2006            $(79,032)     $2,632,511      $2,553,479
                                        ========     ===========     ===========


See notes to financial statements.



DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2006
--------------------------------------------------------------------------------


                                            2006          2005          2004

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $ 3,857,239   $ 1,364,194   $ 1,391,528
 Adjustments to reconcile net
 income to net cash provided
 by operating activities:
  Depreciation                               27,408        32,137         3,184
  Equity in earnings of
   real estate joint venture               (120,580)     (108,420)     (115,732)
  Net gain on sale of
   discontinued operations               (2,475,318)         -             -
  Changes in assets and liabilities:
   Other assets                             (26,454)        1,304        26,130
   Incentive management fee
    payable to general partners             (48,588)     (186,545)      (38,595)
   Property management fees payable             556         1,163          (248)
   Customer deposits and
    other liabilities                         1,761        20,754         9,800
                                        -----------   -----------    -----------
Net cash provided by operating
  activities                              1,216,024     1,124,587     1,276,067
                                        -----------   -----------    -----------
CASH FLOWS FROM (USED IN)
 INVESTING ACTIVITIES:
Additions of property                       (11,536)      (13,658)      (19,729)
Proceeds from sale of
 discontinued operations                  2,798,786
                                        -----------   -----------   ------------
  Net cash provided by (used in)
  investing activities                    2,787,250       (13,658)      (19,729)
                                        -----------   -----------   ------------

CASH FLOWS USED IN FINANCING ACTIVITIES -
Distributions to partners                (4,013,151)   (1,216,205)   (1,458,815)
Distributions from real
   estate joint venture                     111,300       105,900       117,000
Payments on capital
   lease obligations                        (21,762)      (21,738)       (7,500)
                                        -----------   -----------   ------------
 Net cash used in
     financing activities                (3,923,613)   (1,132,043)   (1,349,315)
                                        -----------   -----------   ------------
NET (DECREASE)INCREASE IN CASH AND
CASH EQUIVALENTS                             79,661       (21,114)      (92,977)
CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        599,338       620,452       713,429
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   678,999   $   599,338   $   620,452
                                        ===========   ===========   ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid for interest    $     3,738   $     5,262   $      -
                                        ===========   ===========   ============

NON CASH INVESTING AND
 FINANCING ACTIVITIES -

Acquisition of trucks utilizing
 capial leases                          $     -      $       -      $   105,069
                                        ===========  ===========    ============

Distributions due partners
 included in partners' equity           $   242,424  $   272,727    $   272,727
                                        ===========  ===========    ============


See notes to financial statements.


DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005,
AND FOR EACH OF THE THREE YEARS
ENDED DECEMBER 31, 2006


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

     The Partnership has acquired five mini-storage facilities located in Stockton, Pittsburgh, El Centro, Huntington Beach, and Lompoc, California. The Partnership has also entered into a joint venture with DSI Realty Income Fund IX ("Fund IX") through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado (see Note 8). All facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner (see Note 7).


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

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes for the year ended December 31, 2006 is $331,202.

     Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided in the lease agreements, which approximates recognition on a straight line basis. The term of the lease agreements is usually less than one year.

     Investment in Real Estate Joint Venture - The Partnership accounts for its 30% interest in the Aurora, Colorado, facility using the equity method of accounting (see Note 8).

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

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
     If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impair-ment loss to the extent that the carrying value exceeded the fair value of the property. No impairment losses were required in 2006, 2005, or 2004.

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

     Recent Accounting Pronouncement - In September 2006, the Financial Account-ing Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands dis-closures about fair value measurements. The Partnership is required to adopt SFAS No. 157 for fiscal year 2008 and does not expect its adoption to have a material effect on the Partnership's results of operations or financial condition.

3.   PROPERTY

     The total cost of property and accumulated depreciation as of December 31, 2006 and 2005 is as follows:


                                                 2006              2005

       Land                                   $ 1,969,877       $2,287,427
       Buildings and improvements               6,047,200        7,184,426
       Rental trucks under capital leases          70,047          105,069
                                              -----------       ----------

       Total                                    8,087,124        9,576,922
       Less accumulated depreciation           (6,053,590)      (7,185,149)
                                              -----------       ----------
       Property - net                         $ 2,033,534       $2,391,773
                                              ===========       ==========


     Depreciation expense of $25,335 and $26,826 was recorded on the rental trucks under capital leases in 2006 and 2005, respectively.

     The Partnership leases certain vehicles under agreements that meet the criteria for classification as capital leases and expire in 2008. Future minimum lease payments under these capital at December 31, 2006, are summarized as follows:

     2007                                                    $ 19,500
     2008                                                      18,000
                                                             --------
     Total future minimum payment obligations                  37,500
     Less interest portion                                      2,330
                                                             --------
     Present value of net minimum lease payments             $ 35,170
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

5.   DISCONTINUED OPERATIONS

     In accordance with SFAS No. 144, "Business Combinations", the net income and the net gain on disposition of a mini-storage facility located in Pittsburg, California, which was sold on October 20, 2006, is reflected in the statement of income as discontinued operations for all periods presented. The mini-storage facility was sold for the sale prices of $3,285,000. In November 2006, the proceeds in the amount of $2,796,788 were distributed to the limited partners. The net gain on the sales of the facility is $2,475,318, which is net of fees paid to the general partners in accordance with the partnership agreement amounting to $488,140.

     The following table summarizes the revenue and expense components that comprise discontinued operations.


                                              2006        2005        2004

     Revenue-Rental                        $ 293,899   $ 371,007   $ 347,700

     Expenses:
      Depreciation                             7,452      10,158         432
      Operating                              107,368     155,566     131,853
      General and administrative              14,896      20,434      17,026
      Interest (Note 3)                        1,122       1,754
      Property management fee                 15,654      18,366      17,615
                                           ---------   ---------   ---------
        Total expenses                       146,492     206,278     166,926

     Income from
      discontinued operations                147,407     164,729     180,774

     Gain on sale of
      discontinued operations              2,475,318
                                          ----------   ---------   ---------
     Total income from
      discontinued operations             $2,622,725   $ 164,729   $ 180,774
                                          ==========   =========   =========

6.   BUSINESS SEGMENT INFORMATION

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

7.   RELATED-PARTY TRANSACTIONS

     The Partnership has entered into management agreements with Dahn to operate their mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leas-ing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $122,875, $124,634 and $118,044 for the years ended December 31, 2006, 2005 and 2004, respectively. Amounts payable to Dahn at December 31, 2006 and 2005, were $11,072 and $10,516, respectively.

     In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. The truck lease is a 48-month lease with monthly payments in the amount of $750 (see Note 3).

8.   INVESTMENT IN REAL ESTATE JOINT VENTURE

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

     Investment in real estate joint venture is summarized as follows:

                                            Year Ended December 31
                                            ----------------------

                                     2006           2005           2004

 Beginning balance                 $ 182,220      $ 179,700      $ 180,968
 Income allocation                   120,580        108,420        115,732
 Distribution                       (111,300)      (105,900)      (117,000)
                                   ---------      ---------      ---------
 Ending balance                    $ 191,500      $ 182,220      $ 179,700
                                   =========      =========      =========


Summarized financial information of the Buckley Road financial statements as of December 31, 2006 and 2005, is as follows:

                                          2006             2005

Assets:
 Cash                               $   23,487         $   13,751
                                    ----------         ----------

Property:
 Land                                  586,500            586,500
 Building                            2,615,939          2,615,939
 Rental trucks under
  capital leases                        35,023             35,023
                                    ----------         ----------
Total                                3,237,462          3,237,462
Less accumulated
 depreciation                        2,623,679          2,612,999
                                    ----------         ----------
Property, net                          613,783            624,463

Other assets                            45,261             20,486
                                    ----------         ----------
Total                               $  682,531         $  658,700
                                    ==========         ==========
Liabilities and Partners' Equity:
 Liabilities                        $   40,958         $   48,059
 Partners' equity                      641,573            610,641
                                    ----------         ----------
Total                               $  682,531         $  658,700
                                    ==========         ==========


                                     2006           2005         2004

Income Statement Data:
 Rental revenues                 $  664,955     $  615,256    $  602,888
 Less expenses                     (263,022)      (253,856)     (217,114)
                                    -------        -------       -------
Net income                       $  401,933     $  361,400    $  385,774
                                    =======        =======       =======
Allocation of net income         $  120,580     $  108,420    $  115,732
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

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross  Amount at Which Carried
                                   Partnership         Acquisition            at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Stockton, CA          None    $353,117  $1,375,823  $ 48,206         $353,117  $1,424,029  $1,777,146 $1,420,870  01/85 07/84 15 Yrs
El Centro, CA         None     163,560     708,710     8,849          163,560     717,559     881,119    713,011  04/85 12/84 15 Yrs
Lompoc, CA            None     277,200   1,524,419    17,553          277,200   1,541,972   1,819,172  1,532,721  02/85 02/85 15 Yrs
Huntington Bch, CA    None   1,176,000   2,306,019    57,621        1,176,000   2,363,640   3,539,640  2,351,224  06/85 02/85 15 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $1,969,877  $5,914,971  $132,229       $1,969,877  $6,047,200 $ 8,017,077 $6,017,826
                            ==========  ==========  ========       ==========  ========== =========== ==========


                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance, January 1, 2004               $ 9,438,466     $7,149,828
                 Additions                                 19,729          3,184
                                                      -----------     ----------
               Balance, December 31, 2004               9,458,195      7,153,012
                 Additions                                 13,658          5,311
                                                      -----------     ----------
               Balance, December 31, 2005               9,471,853      7,158,323
                 Disposals                              1,466,312      1,142,570
                 Additions                                 11,536          2,073
                                                      -----------     ----------
               Balance, December 31, 2006             $ 8,017,077     $6,017,826
                                                      ===========     ==========

                                    EXHIBIT 2

                                 March 30, 2007

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                           DSI REALTY INCOME FUND VIII

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 2006 and 2005, and the related statements of income, changes in partners' equity (deficit) and cash flows for each of the three years ended December 31, 2006 accompanied by a report of independent registered public accounting firm. The Partnership owns five mini-storage facilities, plus a 30% interest in a sixth mini-storage facility on a joint venture basis with an affiliated Partnership, DSI Realty Income Fund IX, a California Limited Partnership. The Partner-ship's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2006 and 2005 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 2006              Dec. 31, 2005


El Centro, CA                         82%                        88%

Lompoc, CA                            88%                        89%

Pittsburg, CA                         82%                        83%

Stockton, CA                          74%                        73%

Huntington Beach, CA                  89%                        89%

Aurora, CO*                           79%                        78%
----------





*The Partnership owns a 30% fee interest in this facility.


     We will keep you informed of the activities of DSI Realty Income Fund VIII as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2006 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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


    Date:  March 30, 2007



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


    Date:  March 30, 2007



    Richard P. Conway
    Vice President




                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-K for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.


                                    Robert J. Conway
                                    Chief Executive Officer
                                    March 30, 2007






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-K for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.


                                    Richard P. Conway
                                    Vice President
                                    March 30, 2007