Form 10-Q
period 2007-03-31
DSI REALTY INCOME FUND VIII
filed 2007-05-15
CIK 743366

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


DSI REALTY INCOME FUND VIII
(A Limited Partnership)


BALANCE SHEETS(UNAUDITED)
MARCH 31, 2007 AND DECEMBER 31, 2006


                                          March 31,      December 31,
                                            2007             2006

ASSETS
CASH AND CASH EQUIVALENTS                $  794,344       $  678,999
PROPERTY, NET                             2,029,304        2,033,534

INVESTMENT IN REAL ESTATE
  JOINT VENTURE                             193,913          191,500

OTHER ASSETS                                103,827           96,700
                                         ----------       ----------
TOTAL                                    $3,121,388       $3,000,733
                                         ==========       ==========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners                 $  242,424       $  242,424
Incentive management fee
 payable to general partners                 79,621           50,214
Property management
 fee payable                                   -              11,072
Customer deposits and
 other liabilities                          164,003          108,374
Capital lease obligation                     31,177           35,170
                                         ----------       ----------
Total liabilities                           517,225          447,254
                                         ----------       ----------

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (78,525)         (79,032)
     Limited Partners (24,000
     limited partnership units
     outstanding at March 31, 2007
     and December 31, 2006                2,682,688        2,632,511
                                         ----------       ----------
  Total partners' equity                  2,604,163        2,553,479
                                         ----------       ----------
TOTAL                                    $3,121,388       $3,000,733
                                         ==========       ==========

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006


                                         March 31,        March 31,
                                           2007             2006
REVENUES:

Rental                                   $  524,646       $  539,816
                                         ----------       ----------
EXPENSES:

Operating                                   175,919          186,572
General and administrative                   87,919           85,034
                                         ----------       ----------
     Total expenses                         263,838          271,606
                                         ----------       ----------

OPERATING INCOME                            260,808          268,210

OTHER INCOME
    Interest                                    187              186
                                         ----------       ----------
INCOME FROM CONTINUING OPERATIONS
  BEFORE EQUITY IN INCOME OF
  REAL ESTATE JOINT VENTURE
  AND DISCONTINUED OPERATIONS               260,995          268,396

EQUITY IN INCOME OF REAL
  ESTATE JOINT VENTURE                       32,113           30,602
                                         ----------       ----------
NET INCOME FROM CONTINUING
  OPERATIONS BEFORE
  DISCONTINUED OPERATIONS                $  293,108       $  298,998
                                         ----------       ----------
NET INCOME FROM
DISCONTINUED OPERATIONS                           0           43,382
                                         ----------       ----------
NET INCOME                               $  293,108       $  342,380
                                         ==========       ==========
AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  290,177       $  338,956
    General partners                          2,931            3,424
                                         ----------       ----------
TOTAL                                    $  293,108       $  342,380
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    12.09       $    14.12
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000           24,000
                                             ======           ======

See accompanying notes to financial statements (unaudited).


STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL



BALANCE AT JANUARY 1, 2007            ($79,032)     $2,632,511   $2,553,479

NET INCOME                               2,931         290,177      293,108
DISTRIBUTIONS                           (2,424)       (240,000)    (242,424)
                                      --------      ----------   ----------
BALANCE AT MARCH 31, 2007             ($78,525)     $2,682,688   $2,604,163
                                      ========      ==========   ==========


See accompanying notes to consolidated financial statements (unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006


                                      March 31,         March 31,
                                        2007              2006


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 293,108       $ 342,380
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation                          4,230           6,523
     Equity in earnings of real
     estate joint venture                (32,113)        (30,602)

Changes in assets and liabilities:
     Increase in other assets             (7,127)           -
     Increase in incentive
     management fee payble
     to general partners                  29,407          34,551
     Decrease in property
     management fee payable              (11,072)              0
     Increase in customer deposits
     and other liabilities                55,629            (782)
     Distributions from real
      estate joint venture                29,700          27,600
                                        --------        --------
     Net cash provided by
     operating activities                361,762         379,670
                                        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (242,424)       (272,727)
     Payments on capital
     lease obligations                    (3,993)         (6,319)
                                       ---------        --------
      Net cash used in
      financing activities              (246,417)       (279,046)
                                       ---------        --------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                       115,345         100,624

CASH AND CASH EQUIVALENTS:

     At beginning of period              678,999         599,338
                                       ---------       ---------
     At end of period                  $ 794,344       $ 699,962
                                       =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION -
  Cash paid for interest               $     508       $   1,107
                                       =========       =========
NON CASH FINANCING ACTIVITIES
  Distributions due partners
   included in partners' equity        $ 242,424       $ 272,727
                                       =========       =========


See accompanying notes to financial statements(unaudited).


DSI REALTY INCOME FUND VIII
(A Limited Partnership)

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

The Partnership has acquired four mini-storage facilities located in Stockton, El Centro, Huntington Beach, and Lompoc, California. The Partnership has also entered into a joint venture with DSI Realty
Income Fund IX, through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado (see Note 3). All facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner (see Note 7).

The accompanying interim financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regu-lations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006.


2.   PROPERTY

The Partnership owns four mini-storage facilities located in Stockton, El Centro, Lompoc and Huntington Beach, California. The total cost of property and accumulated depreciation is as follows:

                                                March 31,     December 31,
                                                 2007            2006

        Land                                 $  1,969,877     $  1,969,877
        Buildings and improvements              6,047,200        6,047,200
        Rental trucks
         under capital lease                       70,047           70,047
                                             ------------     ------------
        Total                                   8,087,124        8,087,124
        Less: Accumulated Depreciation        ( 6,057,820)     ( 6,053,590)
                                             ------------     ------------
        Property - Net                       $  2,029,304     $  2,033,534
                                             ============     ============


3.   INVESTMENT IN REAL ESTATE JOINT VENTURE

The Partnership is involved in a joint venture with DSI Realty Income Fund IX through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado. Under the terms of the joint venture agreement, the Partnership is entitled to 30% of the profits and losses of the venture and owns 30% of the mini-storage facility as a tenant in common with DSI Realty Income Fund IX, which has the remaining 70% interest in the venture. Summarized income statement information for the joint venture for the three months ended March 31, 2007 and 2006 is as follows:

                                   2007                    2006

     Revenue                     $176,454                $159,808
     Operating Expenses            69,412                  57,801
                                 --------                --------
     Net Income                  $107,042                $102,007
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

6.   DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, "Business Combinations," the net income and the net gain on disposition of a mini-storage facility located in Pittsburg, California, which was sold on October 20, 2006, is reflected in the statement of income as discontinued operations for the quarter ended March 31, 2006. The mini-storage facility was sold for the sale price of $3,285,000. In November 2006, the proceeds in the amount of $2,796,788 were distributed to the limited partners. The net gain on the sale of the facility is $2,475,318, which is net of fees paid to the general partners in accordance with the partnership agreement amounting to $488,140.

The following table summarized the revenue and expense components that comprise discontinued operations.

                                                     March 31,
                                                       2006

      Revenue-Rental                                 $ 97,126

      Expenses:
       Operating                                       53,744
       General and administrative                           0
                                                     --------
       Total expenses                                $ 53,744
                                                     --------
      Income from
       discontinued operations                       $ 43,382
                                                     ========

7.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $26,242 and $26,991, for the three month periods ended March 31, 2007 and 2006, respectively. Amounts payable to Dahn at March 31, 2007 and December 31, 2006, were $ -0- and $ -0-, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $1,500.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2007. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended March 31, 2007 and 2006, total revenues from continuing operations decreased 2.9% from $539,816 to $524,646, total expenses decreased 2.9% from $271,606 to $263,838, other income increased from $186 to $187 due to the absence of income from discontinued operations of the Pittsburg property, and equity in income of the real estate joint venture increased 4.9% from $30,602 to $32,113. Income from discontinued operations for the three months ended March 31, 2006 was $43,382 due to the sale of Pittsburg property in fiscal year 2006. As a result net income decreased 14.4% from $342,380 to $293,108 for the three-month period ended March 31, 2006, as compared to the same period in 2007. Rental revenue decreased as a result of lower occupancy rates. Occupancy levels for the Partnership's four mini-storage facilities averaged 79.8% for the three month period ended March 31, 2007, and 81.5% for the same period in 2006. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $10,700 (5.7%) primarily as a result of decreases in advertising, repairs and maintenance and salaries and wages expenses, partially of set by an increase in legal expense. General and administrative expenses increased approximately $2,900 (3.4%) as a result of higher administrative fee and legal and professional expenses, partially offset by a decrease in incentive manage-ment fee expense. Equity in income of real estate joint venture increased as a result of the higher net income at that facility.

The General Partners will continue their policy of funding continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership's resources appear to be adequate to meet its needs. The General Partners anticipate distributions to the Limited Partners to remain at the current level for the foreseeable future.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          NONE

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

Item 1A. Risk Factors

         Please refer to the risk factors disclosed by the partnership in response to Item 1A, part I of the Form 10-K filed on March 30, 2007. There has been no material change to the risk factors disclosed therein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended March 31, 2007.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2007                 DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  May 15, 2007                 DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer




                          CERTIFICATIONS

    I, Robert J. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended March 31, 2007 of DSI Realty Income Fund VIII;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this report.

    3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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


    Date:  May 15, 2007



    Robert J. Conway
    Chief Executive Officer



                          CERTIFICATIONS

    I, Richard P. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended March 31, 2007 of DSI Realty Income Fund VIII;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this report.

    3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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


    Date:  May 15, 2007



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley
Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    May 15, 2007






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley
Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    May 15, 2007