Form 10-Q
period 2007-06-30
DSI REALTY INCOME FUND VIII
filed 2007-08-14
CIK 743366

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007.

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


BALANCE SHEETS(UNAUDITED)
JUNE 30, 2007 AND DECEMBER 31, 2006


                                          June 30,       December 31,
                                            2007             2006

ASSETS
CASH AND CASH EQUIVALENTS                $  730,240       $  678,999
PROPERTY, NET                             2,025,072        2,033,534

INVESTMENT IN REAL ESTATE
  JOINT VENTURE                             199,572          191,500

OTHER ASSETS                                111,920           96,700
                                         ----------       ----------
TOTAL                                    $3,066,804       $3,000,733
                                         ==========       ==========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners                 $  242,424       $  242,424
Incentive management fee
 payable to general partners                 27,913           50,214
Property management
 fee payable                                   -              11,072
Customer deposits and
 other liabilities                          128,245          108,374
Capital lease obligation                     28,483           35,170
                                         ----------       ----------
Total liabilities                           427,065          447,254
                                         ----------       ----------

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (78,169)         (79,032)
     Limited Partners (24,000
     limited partnership units
     outstanding at June 30, 2007
     and December 31, 2006                2,717,908        2,632,511
                                         ----------       ----------
  Total partners' equity                  2,639,739        2,553,479
                                         ----------       ----------
TOTAL                                    $3,066,804       $3,000,733
                                         ==========       ==========

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006


                                          June 30,         June 30,
                                           2007             2006
REVENUES:

Rental                                   $  518,803       $  536,229
                                         ----------       ----------
EXPENSES:

Operating                                   208,681          191,920
General and administrative                   62,868           65,614
                                         ----------       ----------
     Total expenses                         271,549          257,534
                                         ----------       ----------

OPERATING INCOME                            247,254          278,695

OTHER INCOME
    Interest                                    187              187

Net income from
discontinued operations                           0           48,944
                                         ----------       ----------
INCOME BEFORE EQUITY
IN INCOME OF REAL
ESTATE JOINT VENTURE                        247,441          327,826

EQUITY IN INCOME OF
REAL ESTATE JOINT VENTURE                    30,559           23,628
                                         ----------       ----------
NET INCOME                               $  278,000       $  351,454
                                         ==========       ==========
AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  275,220       $  347,939
    General partners                          2,780            3,515
                                         ----------       ----------
TOTAL                                    $  278,000       $  351,454
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    11.47       $    14.50
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000           24,000
                                             ======           ======

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006


                                          June 30,         June 30,
                                           2007             2006
REVENUES:

Rental                                   $1,043,449       $1,076,045
                                         ----------       ----------
EXPENSES:

Operating                                   384,600          378,492
General and administrative                  150,787          150,648
                                         ----------       ----------
     Total expenses                         535,387          529,140
                                         ----------       ----------

OPERATING INCOME                            508,062          546,905

OTHER INCOME
    Net income from
     discontinued operations                    0             92,326
    Interest                                    374              373
                                         ----------       ----------
INCOME FROM CONTINUING OPERATIONS
  BEFORE EQUITY IN INCOME OF
  REAL ESTATE JOINT VENTURE                 508,436          639,604

EQUITY IN INCOME OF REAL
  ESTATE JOINT VENTURE                       62,672           54,230
                                         ----------       ----------
NET INCOME                               $  571,108       $  693,834
                                         ==========       ==========
AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  565,397       $  686,896
    General partners                          5,711            6,938
                                         ----------       ----------
TOTAL                                    $  571,108       $  693,834
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    23.56       $    28.62
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000           24,000
                                             ======           ======

See accompanying notes to consolidated financial statements (unaudited)


STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL

BALANCE AT JANUARY 1, 2007            ($79,032)     $2,632,511   $2,553,479

NET INCOME                               5,711         565,397      571,108
DISTRIBUTIONS                           (4,848)       (480,000)    (484,848)
                                      --------      ----------   ----------
BALANCE AT JUNE 30, 2007              ($78,169)     $2,717,908   $2,639,739
                                      ========      ==========   ==========


See accompanying notes to consolidated financial statements (unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006


                                       June 30,          June 30,
                                        2007              2006


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 571,108       $ 693,834
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation                          8,462          13,416
     Equity in earnings of real
     estate joint venture                (62,672)        (54,230)

Changes in assets and liabilities:
     Increase in other assets            (15,220)           -
     (Decrease)Increase in incentive
     management fee payable
     to general partners                 (22,301)          6,363
     Decrease in property
     management fee payable              (11,072)         (1,188)
     Increase(Decrease) in customer
     deposits and other liabilities       19,871         (14,839)
     Distributions from real
      estate joint venture                54,600          54,900
                                        --------        --------
     Net cash provided by
     operating activities                542,776         698,256
                                        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (484,848)       (545,454)
     Payments on capital
     lease obligations                    (6,687)        (11,367)
                                       ---------        --------
      Net cash used in
      financing activities              (491,535)       (556,821)
                                       ---------        --------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                        51,241         141,435

CASH AND CASH EQUIVALENTS:

     At beginning of period              678,999         599,338
                                       ---------       ---------
     At end of period                  $ 730,240       $ 740,773
                                       =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION -
  Cash paid for interest               $     814       $   2,133
                                       =========       =========
NON CASH FINANCING ACTIVITIES
  Distributions due partners
   included in partners' equity        $ 242,424       $ 272,727
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


2.   PROPERTY

The Partnership owns four mini-storage facilities located in Stockton, El Centro, Lompoc and Huntington Beach, California. The total cost of property and accumulated depreciation is as follows:

                                                June 30,     December 31,
                                                 2007            2006

        Land                                 $  1,969,877     $  1,969,877
        Buildings and improvements              6,047,200        6,047,200
        Rental trucks
         under capital lease                       70,047           70,047
                                             ------------     ------------
        Total                                   8,087,124        8,087,124
        Less: Accumulated Depreciation        ( 6,062,052)     ( 6,053,590)
                                             ------------     ------------
        Property - Net                       $  2,025,072     $  2,033,534
                                             ============     ============



3.   INVESTMENT IN REAL ESTATE JOINT VENTURE

The Partnership is involved in a joint venture with DSI Realty Income Fund IX through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado. Under the terms of the joint venture agreement, the Partnership is entitled to 30% of the profits and losses of the venture and owns 30% of the mini-storage facility as a tenant in common with DSI Realty Income Fund IX, which has the remaining 70% interest in the venture. Summarized income statement information for the joint venture for the three and six months ended June 30, 2007 and 2006 is as follows:

                            Three months          Six months
                            ended June 30,        ended June 30,

                            2007        2006       2007      2006

     Revenue              $163,241    $167,733   $339,695  $327,541
     Operating Expenses     61,376      88,974    130,788   146,775
                          --------    --------   --------  --------
     Net Income           $101,865    $ 78,759   $208,907  $180,766
                          ========    ========   ========  ========

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

6.   DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, "Business Combinations," the net income and the net gain on disposition of a mini-storage facility located in Pittsburg, California, which was sold on October 20, 2006, is reflected in the statement of income as discontinued operations for the quarter ended June 30, 2006. The mini-storage facility was sold for the sale price of $3,285,000. In November 2006, the proceeds in the amount of $2,796,788 were distributed to the limited partners. The net gain on the sale of the facility is $2,475,318, which is net of fees paid to the general partners in accordance with the partnership agreement amounting to $488,140.

The following table summarized the revenue and expense components that comprise discontinued operations.


                                   Three months ended  Six months ended

                                        June 30,          June 30,
                                          2006              2006

      Revenue-Rental                    $ 94,279          $191,405

      Expenses:
       Operating                          45,335            99,079
       General and administrative              0                 0
                                        --------          --------
       Total expenses                   $ 45,335          $ 99,079
                                        --------          --------
      Income from
       discontinued operations          $ 48,944          $ 92,326
                                        ========          ========

7.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $25,930 and $36,382, for the three month periods ended June 30, 2007 and 2006, respectively, and $52,172 and $63,373 for the six month period ended June 30, 2007 and 2006, respectively. Amounts payable to Dahn at June 30, 2007 and December 31, 2006, were $ -0- and $11,072, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $1,500.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2007. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended June 30, 2007 and 2006, total revenues decreased 3.3% from $536,229 to $518,803 and total expenses increased 5.4% from $257,534 to $271,549 and other income and income from discontinued operations decreased from $49,131 to $187 due to the absence of income from discontinued operations of the Pittsburg property, and equity in income of the real estate joint venture increased 29.3% from $23,628 to $30,559. As a result, net income decreased 20.9% from $351,454 to $278,000 for the three-month period ended June 30, 2007, as compared to the same period in 2006. Rental revenue decreased as a result of lower occupancy rates. Occupancy levels for the Partnership's four mini-storage facilities averaged 80.5% for the three-month period ended June 30, 2007 as compared to 82.4% for the same period in 2006. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Oper-ating expenses increased approximately $16,800 (8.7%) as a result of increases in repairs and maintenance, legal, real estate tax and salaries and wages expenses, partially offset by a decrease in advertising expense. General and administrative expenses decreased approximately $2,700 (4.2%) primarily as a result of a decrease in incentive management fee expense, partially offset by an increase in administrative expense. Equity in income from the real estate joint venture increased as a result of the higher net income at that facility.

For the six-month periods ended June 30, 2007, and 2006, total revenues decreased 3.0% from $1,076,045 to $1,043,449 and total expenses increased
1.2% from $529,140 to $535,387 and other income and income from discontinued operations decreased from $92,699 to $374 due to the absence of income from discontinued operations of the Pittsburg property and equity in income of the real estate joint venture increased 15.6% from $54,230 to $62,672. As a result, net income decreased 17.7% from $693,834 to $571,108 for the six-month period ended June 30, 2007, as compared to the same period in 2006. Rental revenue decreased as a result of lower occupancy rates. Occupancy levels for the Partnership's four mini-storage facilities averaged 79.0% for the six-month period ended June 30, 2007 as compared to 82.8% for the same period in 2006. Operating expenses increased approximately $6,100 (1.6%) primarily as a result of increases in repairs and maintenance, real estate tax, salaries and wages and depreciation expenses, partially offset by decreases in adver-tising, purchase of locks and packing materials, office supplies, workers compensation insurance and truck maintenance expenses. General and admini-strative expenses remained consistent at $150,787 and $150,648 for the six months ended June 30, 2007 and 2006, respectively. Equity in income from the real estate joint venture increased as a result of the higher net income at that facility.

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

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended June 30, 2007.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 2007              DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  August 14, 2007              DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer




                          CERTIFICATIONS

    I, Robert J. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended June 30, 2007 of DSI Realty Income Fund VIII;

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


    Date:  August 14, 2007



    Robert J. Conway
    Chief Executive Officer



                          CERTIFICATIONS

    I, Richard P. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended June 30, 2007 of DSI Realty Income Fund VIII;

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


    Date:  August 14, 2007



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley
Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    August 14, 2007






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley
Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    August 14, 2007