Form 10-Q
period 2007-09-30
DSI REALTY INCOME FUND VIII
filed 2007-11-14
CIK 743366

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007.

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


BALANCE SHEETS(UNAUDITED)
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006


                                       September 30,       December 31,
                                            2007             2006

ASSETS
CASH AND CASH EQUIVALENTS                $  808,327       $  678,999
PROPERTY, NET                             2,020,842        2,033,534

INVESTMENT IN REAL ESTATE
  JOINT VENTURE                             197,935          191,500

OTHER ASSETS                                120,014           96,700
                                         ----------       ----------
TOTAL                                    $3,147,118       $3,000,733
                                         ==========       ==========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners                 $  242,424       $  242,424
Incentive management fee
 payable to general partners                 31,827           50,214
Property management
 fee payable                                   -              11,072
Customer deposits and
 other liabilities                          134,975          108,374
Capital lease obligation                     23,009           35,170
                                         ----------       ----------
Total liabilities                           432,235          447,254
                                         ----------       ----------

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (77,418)         (79,032)
     Limited Partners (24,000
     limited partnership units
     outstanding at September 30,
     2007 and December 31, 2006           2,792,301        2,632,511
                                         ----------       ----------
  Total partners' equity                  2,714,883        2,553,479
                                         ----------       ----------
TOTAL                                    $3,147,118       $3,000,733
                                         ==========       ==========

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006


                                       September 30,    September 30,
                                           2007             2006
REVENUES:

Rental                                   $  516,064       $  532,876
                                         ----------       ----------
EXPENSES:

Operating                                   184,972          215,547
General and administrative                   49,875           49,751
                                         ----------       ----------
     Total expenses                         234,847          265,298
                                         ----------       ----------

OPERATING INCOME                            281,217          267,578


OTHER INCOME
Net income from
 discontinued operations                                      47,219

    Interest                                    189              187
                                         ----------       ----------
INCOME BEFORE EQUITY
IN INCOME OF REAL
ESTATE JOINT VENTURE                        281,406          314,984

EQUITY IN INCOME OF
REAL ESTATE JOINT VENTURE                    36,163           29,577
                                         ----------       ----------
NET INCOME                               $  317,569       $  344,561
                                         ==========       ==========
AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  314,393       $  341,115
    General partners                          3,176            3,446
                                         ----------       ----------
TOTAL                                    $  317,569       $  344,561
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    13.10       $    14.21
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000           24,000
                                             ======           ======

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006


                                       September 30,    September 30,
                                           2007             2006
REVENUES:

Rental                                   $1,559,513       $1,608,921
                                         ----------       ----------
EXPENSES:

Operating                                   569,572          593,357
General and administrative                  200,662          200,399
                                         ----------       ----------
     Total expenses                         770,234          793,756
                                         ----------       ----------

OPERATING INCOME                            789,279          815,165

OTHER INCOME
    Net income from
     discontinued operations                    0            138,863
    Interest                                    563              560
                                         ----------       ----------
INCOME FROM CONTINUING OPERATIONS
  BEFORE EQUITY IN INCOME OF
  REAL ESTATE JOINT VENTURE                 789,842          954,588

EQUITY IN INCOME OF REAL
  ESTATE JOINT VENTURE                       98,835           83,807
                                         ----------       ----------
NET INCOME                               $  888,677       $1,038,395
                                         ==========       ==========
AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  879,790       $1,028,011
    General partners                          8,887           10,384
                                         ----------       ----------
TOTAL                                    $  888,677       $1,038,395
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    36.66       $    42.83
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000           24,000
                                             ======           ======

See accompanying notes to consolidated financial statements (unaudited)


STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL

BALANCE AT JANUARY 1, 2007            ($79,032)     $2,632,511   $2,553,479

NET INCOME                               8,887         879,790      888,677
DISTRIBUTIONS                           (7,273)       (720,000)    (727,273)
                                      --------      ----------   ----------
BALANCE AT SEPTEMBER 30, 2007         ($77,418)     $2,792,301   $2,714,883
                                      ========      ==========   ==========


See accompanying notes to consolidated financial statements (unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006


                                    September 30,     September 30,
                                        2007              2006


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                            $  888,677      $1,038,395
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation                         12,692          20,118
     Equity in earnings of real
     estate joint venture                (98,835)        (83,807)

Changes in assets and liabilities:
     Increase in other assets            (23,314)           -
     (Decrease)Increase in incentive
     management fee payable
     to general partners                 (18,387)          6,363
     Decrease in property
     management fee payable              (11,072)         (1,188)
     Increase in customer
     deposits and other liabilities       26,598          18,661
     Distributions from real
      estate joint venture                92,400          82,500

                                        --------        --------
     Net cash provided by
     operating activities                868,759       1,081,042
                                        --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (727,273)       (818,181)

     Payments on capital
     lease obligations                   (12,158)        (17,181)
                                       ---------        --------
      Net cash used in
      financing activities              (739,431)       (835,362)
                                       ---------        --------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                       129,328         245,680

CASH AND CASH EQUIVALENTS:

     At beginning of period              678,999         599,338
                                       ---------       ---------
     At end of period                  $ 808,327       $ 845,018
                                       =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION -
  Cash paid for interest               $     814       $   2,133
                                       =========       =========
NON CASH FINANCING ACTIVITIES
  Distributions due partners
   included in partners' equity        $ 242,424       $ 272,727
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


2.   PROPERTY

The Partnership owns four mini-storage facilities located in Stockton, El Centro, Lompoc and Huntington Beach, California. The total cost of property and accumulated depreciation is as follows:

                                            September 30,     December 31,
                                                 2007            2006

        Land                                 $  1,969,877     $  1,969,877
        Buildings and improvements              6,047,200        6,047,200
        Rental trucks
         under capital lease                       70,047           70,047
                                             ------------     ------------
        Total                                   8,087,124        8,087,124
        Less: Accumulated Depreciation        ( 6,066,282)     ( 6,053,590)
                                             ------------     ------------
        Property - Net                       $  2,020,842     $  2,033,534
                                             ============     ============



3.   INVESTMENT IN REAL ESTATE JOINT VENTURE

The Partnership is involved in a joint venture with DSI Realty Income Fund IX through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado. Under the terms of the joint venture agreement, the Partnership is entitled to 30% of the profits and losses of the venture and owns 30% of the mini-storage facility as a tenant in common with DSI Realty Income Fund IX, which has the remaining 70% interest in the venture. Summarized income statement information for the joint venture for the three and nine months ended September 30, 2007 and 2006 is as follows:

                            Three months          Nine months
                            ended September 30,   ended September 30,

                            2007        2006       2007      2006

     Revenue              $163,241    $167,733   $522,619  $490,959
     Operating Expenses     61,376      88,974    193,168   211,602
                          --------    --------   --------  --------
     Net Income           $101,865    $ 78,759   $329,451  $279,357
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

6.   DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, "Business Combinations," the net income and the net gain on disposition of a mini-storage facility located in Pittsburg, California, which was sold on October 20, 2006, is reflected in the statement of income as discontinued operations for the quarter ended September 30, 2006. The mini-storage facility was sold for the sale price of $3,285,000. In November 2006, the proceeds in the amount of $2,796,788 were distributed to the limited partners. The net gain on the sale of the facility is $2,475,318, which is net of fees paid to the general partners in accordance with the partnership agreement amounting to $488,140.

The following table summarized the revenue and expense components that comprise discontinued operations.


                                   Three months ended Nine months ended

                                     September 30,       September 30,
                                          2006              2006

      Revenue-Rental                    $ 95,883          $287,288

      Expenses:
       Operating                          49,346           148,425
       General and administrative              0                 0
                                        --------          --------
       Total expenses                   $ 49,346          $148,425
                                        --------          --------
      Income from
       discontinued operations          $ 46,537          $138,863
                                        ========          ========

7.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $25,803 and $26,643, for the three month periods ended September 30, 2007 and 2006, respectively, and $77,975 and $80,446 for the nine month period ended September 30, 2007 and 2006, respectively. Amounts payable to Dahn at September 30, 2007 and December 31, 2006, were $ -0- and $11,072, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $1,500.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2007. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2007 and 2006, total revenues decreased 3.2% from $532,876 to $516,064 and total expenses decreased 11.5% from $265,298 to $234,847 and other income decreased from $47,406 to $189 due to the absence of income from discontinued operations of the Pittsburg property, and equity in income of the real estate joint venture increased 22.3% from $29,577 to $36,163. As a result, net income decreased 7.8% from $344,561 to $317,569 for the three-month period ended September 30, 2007, as compared to the same period in 2006. Rental revenue decreased as a result of lower unit rental rates. Occupancy levels for the Partnership's four mini-storage facilities averaged 81.2% for the three-month period ended September 30, 2007 as compared to 81.4% for the same period in 2006. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreases approximately $30,600 (14.2%) as a result of decreases in advertising, re-pairs and maintenance, legal, depreciation and salaries and wages expenses, partially offset by an increase in real estate tax expense. General and administrative expenses remained constant. Equity in income from the real estate joint venture increased as a result of the higher net income at that facility.

For the nine-month periods ended September 30, 2007, and 2006, total revenues decreased 3.1% from $1,608,921 to $1,559,513 and total expenses decreased 3.0% from $793,756 to $770,234 and other income decreased from $139,423 to $563 due to the absence of income from discontinued operations of the Pittsburg property and equity in income of the real estate joint venture increased
17.9% from $83,807 to $98,835. As a result, net income decreased 14.4% from $1,038,395 to $888,677 for the nine-month period ended September 30, 2007, as compared to the same period in 2006. Rental revenue decreased as a result of lower occupancy and unit rental rates. Operating expenses decreased approx-imately $23,800 (4.0%) primarily as a result of decreases in advertising, repairs and maintenance, salaries and wages, depreciation and workers compen-sation insurance expenses, partially offset by increases in legal and real estate tax expenses. General and administrative expenses remained relatively constant. Equity in income from the real estate joint venture increased as a result of the higher net income at that facility.

On October 20, 2006 escrow closed on the sale of the Partnerships' mini-storage facility in Pittsburg, California. Net income from that property for the prior year three and nine-month periods ended September 30, 2006 is shown under other income as net income from discontinued operations in order not to distort comparisons with current operating activities.

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

         NONE

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 2007            DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  November 14, 2007            DSI REALTY INCOME FUND VIII
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer




                          CERTIFICATIONS

    I, Robert J. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended September 30, 2007 of DSI Realty Income Fund VIII;

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


    Date:  November 14, 2007



    Robert J. Conway
    Chief Executive Officer



                          CERTIFICATIONS

    I, Richard P. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended September 30, 2007 of DSI Realty Income Fund VIII;

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


    Date:  November 14, 2007



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley
Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    November 14, 2007






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley
Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    November 14, 2007