Form 10-Q
period 2008-03-31
DSI REALTY INCOME FUND VIII
filed 2008-05-15
CIK 743366

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

/X/     Quarterly report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2008.
				________________

/__/     Transition report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the transition period from ______________ to ________________.

Commission File Number: 2-90168
                        ________

DSI REALTY INCOME FUND VIII, A California Limited Partnership
__________________________________________________________________
(Exact name of registrant as specified in its charter)

California                                           33-0050204
__________________________________________________________________
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification No.)

6700 E. Pacific Coast Hwy, Long Beach, California 90803
__________________________________________________________________
          (Address of principal executive offices)    (Zip Code)

(562)493-8881
__________________________________________________________________
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act.

 Large accelerated filer [ ]  Accelerated filer [ ]

 Non-accelerated filer [ ]    Smaller reporting company [X]

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



                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


DSI REALTY INCOME FUND VIII
(A Limited Partnership)


BALANCE SHEETS(UNAUDITED)
MARCH 31, 2008 AND DECEMBER 31, 2007


                                          March 31,       December 31,
                                            2008             2007

ASSETS
CASH AND CASH EQUIVALENTS                $  703,859       $  718,774
PROPERTY, NET                             2,010,791        2,017,044

INVESTMENT IN REAL ESTATE
  JOINT VENTURE                             210,143          194,298

OTHER ASSETS                                172,216          115,250
                                         ----------       ----------
TOTAL                                    $3,097,009       $3,045,366
                                         ==========       ==========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners                 $  242,424       $  242,424
Incentive management fee
 payable to general partners                 28,587            1,354
Property management
 fee payable                                 11,125           10,387
Customer deposits and
 other liabilities                           86,592          103,476
Capital lease obligation                     14,597           18,835
                                         ----------       ----------
Total liabilities                           383,325          376,476
                                         ----------       ----------

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (77,430)         (77,878)
     Limited Partners (24,000
     limited partnership units
     outstanding at March 31,
     2008 and December 31, 2007           2,791,114        2,746,768
                                         ----------       ----------
  Total partners' equity                  2,713,684        2,668,890
                                         ----------       ----------
TOTAL                                    $3,097,009       $3,045,366
                                         ==========       ==========

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007


                                         March 31,        March 31,
                                           2008             2007
REVENUES:

Rental revenue                           $  501,746       $  495,299
Ancillary operating income                   32,441           29,347
Interest and other income                       164              187
                                         ----------       ----------
 Total revenue                              534,351          524,833

EXPENSES:

Operating                                   200,623          175,919
General and administrative                   85,155           87,919
                                         ----------       ----------
     Total expenses                         285,778          263,838
                                         ----------       ----------

INCOME BEFORE EQUITY
IN INCOME OF REAL
ESTATE JOINT VENTURE                        248,573          260,995

EQUITY IN INCOME OF
REAL ESTATE JOINT VENTURE                    38,645           32,113
                                         ----------       ----------
NET INCOME                               $  287,218       $  293,108
                                         ==========       ==========
AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  284,346       $  290,177
    General partners                          2,872            2,931
                                         ----------       ----------
TOTAL                                    $  287,218       $  293,108
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    11.85       $    12.09
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000           24,000
                                             ======           ======

See accompanying notes to financial statements (unaudited).


STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL

BALANCE AT JANUARY 1, 2008            ($77,878)     $2,746,768   $2,668,890

NET INCOME                               2,872         284,346      287,218
DISTRIBUTIONS                           (2,424)       (240,000)    (242,424)
                                      --------      ----------   ----------
BALANCE AT MARCH 31, 2008             ($77,430)     $2,791,114   $2,713,684
                                      ========      ==========   ==========


See accompanying notes to consolidated financial statements (unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007


                                      March 31,         March 31,
                                        2008              2007


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                            $  287,218      $  293,108
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation                          6,253           4,230
     Equity in earnings of real
     estate joint venture                (38,645)        (32,113)
     Distributions from real
     estate joint venture                 22,800          29,700
Changes in assets and liabilities:
     Increase in other assets            (56,966)         (7,127)
     Increase in incentive
     management fee payable
     to general partners                  27,233          29,407
    (Increase) Decrease in property
     management fee payable                  738         (11,072)
    (Decrease) Increase in customer
     deposits and other liabilities      (16,884)         55,629
                                        --------        --------
     Net cash provided by
     operating activities                231,747         361,762
                                        --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (242,424)       (242,424)

     Payments on capital
     lease obligations                    (4,238)         (3,993)
                                       ---------        --------
      Net cash used in
      financing activities              (246,662)       (246,417)
                                       ---------        --------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                       (14,915)        115,345

CASH AND CASH EQUIVALENTS:

     At beginning of period              718,774         678,999
                                       ---------       ---------
     At end of period                  $ 703,859       $ 794,344
                                       =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION -
  Cash paid for interest               $     262       $     508
                                       =========       =========
NON CASH FINANCING ACTIVITIES
  Distributions due partners
   included in partners' equity        $ 242,424       $ 242,424
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


2.   PROPERTY

The Partnership owns four mini-storage facilities located in Stockton, El Centro, Lompoc and Huntington Beach, California. The total cost of property and accumulated depreciation is as follows:

                                               March 31,     December 31,
                                                 2008            2007

        Land                                 $  1,969,877     $  1,969,877
        Buildings and improvements              6,058,051        6,058,051
        Rental trucks
         under capital lease                       70,047           70,047
                                             ------------     ------------
        Total                                   8,097,975        8,097,975
        Less: Accumulated Depreciation        ( 6,087,184)     ( 6,080,931)
                                             ------------     ------------
        Property - Net                       $  2,010,791     $  2,017,044
                                             ============     ============



3.   INVESTMENT IN REAL ESTATE JOINT VENTURE

The Partnership is involved in a joint venture with DSI Realty Income Fund IX through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado. Under the terms of the joint venture agreement, the Partnership is entitled to 30% of the profits and losses of the venture and owns 30% of the mini-storage facility as a tenant in common with DSI Realty Income Fund IX, which has the remaining 70% interest in the venture. Summarized income statement information for the joint venture for the three months ended March 31, 2008 and 2007 is as follows:

                            Three months
                            ended March 31,

                            2008        2007

     Revenue              $192,790    $176,454
     Operating Expenses     63,974      69,412
                          --------    --------
     Net Income           $128,816    $107,042
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


6.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $27,371 and $26,242, for the three month periods ended March 31, 2008 and 2006, respectively. Amounts payable to Dahn at March 31, 2008 and December 31, 2007, were $11,125 and $10,387, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $1,500.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2008. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended March 31, 2008 and 2007, total revenues increased 1.8% from $524,833 to $534,351, total expenses increased 8.3% from $263,838 to $285,778 and equity in income of the real estate joint venture increased 20.3% from $32,113 to $38,645. As a result, net income decreased 2.0% from $293,108 to $287,218 for the three-month period ended March 31, 2008, as compared to the same period in 2007. Rental revenue increased as a result of higher occupancy rates. Occupancy levels for the Partnership's four mini-storage facilities averaged 81.5% for the three-month period ended March 31, 2008, and 79.8% for the same period in 2007. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $24,700 (14.0%) primarily as a result of increases in advertising, repairs and maintenance, office supplies and salaries and wages expenses. General and administrative expenses decreased approximately $2,800 (3.2%) primarily as a result of a decrease in incentive management fee expense. Equity in income of real estate joint venture increased as a result of the higher net income at that facility.

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

Item 1A. Risk Factors

         Please refer to the risk factors disclosed by the partnership in response to Item 1A, part I of the Form 10-KSB filed on April 15, 2008. There has been no material change to the risk factors disclosed therein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6. Exhibits

	(a) Exhibits

	31.1 Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
        31.2 Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
        32.1 Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	DSI REALTY INCOME FUND VIII,
	a California Limited Partnership


	by: DSI Properties, Inc., a 		By: Diversified Investors Agency
	California corporation, 		a general partnership,
	as General Partner			as General Partner


	    /s/ ROBERT J. CONWAY		    /s/ ROBERT J. CONWAY
	By_____________________________ 	By_____________________________
	Dated: May 15, 2008 			Dated: May 15, 2008

	ROBERT J. CONWAY, President,		ROBERT J. CONWAY,
	Chief Executive Officer, Chief		General Partner
	Financial Officer, and Director


	   /s/ JOSEPH W. CONWAY			    /s/ JOSEPH W. CONWAY
	By_____________________________ 	By_____________________________

	Dated: May 15, 2008 			Dated: May 15, 2008
	JOSEPH W. CONWAY, Executive		JOSEPH W. CONWAY,
	Vice President and Director		General Partner





    EXHIBIT 31.1
    RULE 13A-14(A)/15D-14(A) CERTIFICATION
    BY CHIEF EXECUTIVE OFFICER



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

    3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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



    Date:  May 15, 2008



           /s/ ROBERT J. CONWAY
	By_____________________________
	ROBERT J. CONWAY, President,
	Chief Executive Officer, Chief
	Financial Officer, and Director



    EXHIBIT 31.2
    RULE 13A-14(A)/15D-14(A) CERTIFICATION
    BY PRINCIPAL FINANCIAL OFFICER



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

    3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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



    Date:  May 15, 2008



           /s/ RICHARD P. CONWAY
	By_____________________________
	RICHARD P. CONWAY, SR. VICE PRESIDENT
	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Corporate General Partner, certify,pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                          /s/ ROBERT J. CONWAY
	                               By_____________________________
	                               ROBERT J. CONWAY,
                                       Chief Executive Officer
                                       May 15, 2008





                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                          /s/ RICHARD P. CONWAY
	                               By_____________________________

                                       Richard P. Conway
                                       Senior Vice President
  				       (Principal Financial and Accounting Officer)
                                       May 15, 2008