Form 10-Q
period 2008-06-30
DSI REALTY INCOME FUND VIII
filed 2008-08-14
CIK 743366

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

/X/     Quarterly report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2008.
				________________

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

                          Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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



                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


DSI REALTY INCOME FUND VIII
(A Limited Partnership)


BALANCE SHEETS(UNAUDITED)
June 30, 2008 AND DECEMBER 31, 2007


                                          June 30,       December 31,
                                            2008             2007

ASSETS
CASH AND CASH EQUIVALENTS                $  786,732       $  718,774
PROPERTY, NET                             2,004,538        2,017,044

INVESTMENT IN REAL ESTATE
  JOINT VENTURE                             212,024          194,298

OTHER ASSETS                                145,868          115,250
                                         ----------       ----------
TOTAL                                    $3,149,162       $3,045,366
                                         ==========       ==========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners                 $  242,424       $  242,424
Incentive management fee
 payable to general partners                 27,654            1,354
Property management
 fee payable                                 10,701           10,387
Customer deposits and
 other liabilities                          100,226          103,476
Capital lease obligation                     10,791           18,835
                                         ----------       ----------
Total liabilities                           391,796          376,476
                                         ----------       ----------

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (76,993)         (77,878)
     Limited Partners (24,000
     limited partnership units
     outstanding at June 30,
     2008 and December 31, 2007           2,834,359        2,746,768
                                         ----------       ----------
  Total partners' equity                  2,757,366        2,668,890
                                         ----------       ----------
TOTAL                                    $3,149,162       $3,045,366
                                         ==========       ==========

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED June 30, 2008 AND 2007


                                          June 30,         June 30,
                                            2008             2007
REVENUES:

Rental revenue                           $  530,366       $  489,627
Ancillary operating income                   32,421           29,176
Interest and other income                       151              187
                                         ----------       ----------
 Total revenue                              562,938          518,990

EXPENSES:

Operating                                   230,276          208,681
General and administrative                   79,471           62,868
                                         ----------       ----------
     Total expenses                         309,747          271,549
                                         ----------       ----------

INCOME BEFORE EQUITY
IN INCOME OF REAL
ESTATE JOINT VENTURE                        253,191          247,441

EQUITY IN INCOME OF
REAL ESTATE JOINT VENTURE                    38,481           30,559
                                         ----------       ----------
NET INCOME                               $  291,672       $  278,000
                                         ==========       ==========
AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  288,755       $  275,220
    General partners                          2,917            2,780
                                         ----------       ----------
TOTAL                                    $  291,672       $  278,000
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    12.03       $    11.47
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000           24,000
                                             ======           ======

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED June 30, 2008 AND 2007


                                          June 30,         June 30,
                                            2008             2007
REVENUES:

Rental revenue                           $1,032,112       $  984,926
Ancillary operating income                   64,862           58,523
Interest and other income                       315              374
                                         ----------       ----------
 Total revenue                            1,097,289        1,043,823

EXPENSES:

Operating                                   430,899          384,600
General and administrative                  164,626          150,787
                                         ----------       ----------
     Total expenses                         595,525          535,387
                                         ----------       ----------

INCOME BEFORE EQUITY
IN INCOME OF REAL
ESTATE JOINT VENTURE                        501,764          508,436

EQUITY IN INCOME OF
REAL ESTATE JOINT VENTURE                    77,126           62,672
                                         ----------       ----------
NET INCOME                               $  578,890       $  571,108
                                         ==========       ==========
AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  573,101       $  565,397
    General partners                          5,789            5,711
                                         ----------       ----------
TOTAL                                    $  578,890       $  571,108
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    23.88       $    23.56
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000           24,000
                                             ======           ======

See accompanying notes to financial statements (unaudited).


STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL

BALANCE AT JANUARY 1, 2008            ($77,878)     $2,746,768   $2,668,890

NET INCOME                               5,789         573,101      578,890
DISTRIBUTIONS                           (4,904)       (485,510)    (490,414)
                                      --------      ----------   ----------
BALANCE AT JUNE 30, 2008              ($76,993)     $2,834,359   $2,757,366
                                      ========      ==========   ==========


See accompanying notes to consolidated financial statements (unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED June 30, 2008 AND 2007


                                      June 30,         June 30,
                                        2008              2007


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                            $  578,890      $  571,108
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation                         12,506           8,462
     Equity in earnings of real
     estate joint venture                (77,126)        (62,672)
     Distributions from real
     estate joint venture                 59,400          54,600
Changes in assets and liabilities:
     Increase in other assets            (30,618)        (15,220)
     Increase in incentive
     management fee payable
     to general partners                  26,300         (22,301)
    (Increase) Decrease in property
     management fee payable                  313         (11,072)
    (Decrease) Increase in customer
     deposits and other liabilities       (3,249)         19,871
                                        --------        --------
     Net cash provided by
     operating activities                566,416         542,776
                                        --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (490,414)       (484,848)

     Payments on capital
     lease obligations                    (8,044)         (6,687)
                                       ---------        --------
      Net cash used in
      financing activities              (498,458)       (491,535)
                                       ---------        --------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                        67,958          51,241

CASH AND CASH EQUIVALENTS:

     At beginning of period              718,774         678,999
                                       ---------       ---------
     At end of period                  $ 786,732       $ 730,240
                                       =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION -
  Cash paid for interest               $     956       $     814
                                       =========       =========
NON CASH FINANCING ACTIVITIES
  Distributions due partners
   included in partners' equity        $ 242,424       $ 242,424
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

The accompanying interim financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regu-lations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007.


2.   PROPERTY

The Partnership owns four mini-storage facilities located in Stockton, El Centro, Lompoc and Huntington Beach, California. The total cost of property and accumulated depreciation is as follows:

                                               June 30,     December 31,
                                                 2008            2007

        Land                                 $  1,969,877     $  1,969,877
        Buildings and improvements              6,058,051        6,058,051
        Rental trucks
         under capital lease                       70,047           70,047
                                             ------------     ------------
        Total                                   8,097,975        8,097,975
        Less: Accumulated Depreciation        ( 6,093,437)     ( 6,080,931)
                                             ------------     ------------
        Property - Net                       $  2,004,538     $  2,017,044
                                             ============     ============



3.   INVESTMENT IN REAL ESTATE JOINT VENTURE

The Partnership is involved in a joint venture with DSI Realty Income Fund IX through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado. Under the terms of the joint venture agreement, the Partnership is entitled to 30% of the profits and losses of the venture and owns 30% of the mini-storage facility as a tenant in common with DSI Realty Income Fund IX, which has the remaining 70% interest in the venture. Summarized income statement information for the joint venture for the six months ended June 30, 2008 and 2007 is as follows:

                            Six months
                            ended June 30,

                            2008        2007

     Revenue              $390,440    $339,695
     Operating Expenses    133,974     130,788
                          --------    --------
     Net Income           $257,086    $208,907
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


6.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $26,270 and $25,930, for the three month periods ended June 30, 2008 and 2006, respectively, and $53,641 and $52,172 for the six month periods ended June 30, 2008 and 2007, respectively. Amounts payable to Dahn at June 30, 2008 and December 31, 2007, were $10,700 and $10,387, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $1,500.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2008. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended June 30, 2008 and 2007, total revenues increased 8.5% from $518,990 to $562,938 and total expenses increased
14.1% from $271,549 to $309,747 and equity in income of the real estate joint venture increased 25.9% from $30,559 to $38,481. As a result, net income increased 4.9% from $278,000 to $291,672 for the three-month period ended June 30, 2008, as compared to the same period in 2007. Rental revenue increased as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's four mini-storage facilities averaged 84.3% for the three-month period ended June 30, 2008 as compared to 81.2% for the same period in 2007. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $21,600 10.4% primarily as a result of increases in advertising and repairs and main-tenance expenses. General and administrative expenses increased approxi-mately $16,600 26.4% primarily as a result of an increase in legal and professional expense, partially offset by a decrease in state tax payments. Equity in income from the real estate joint venture increased as a result of the higher net income at that facility.

For the six-month periods ended June 30, 2008, and 2007, total revenues increased 5.1% from $1,043,823 to $1,097,289 and total expenses increased 11.2% from $535,387 to $595,525 and equity in income of the real estate joint venture increased 23.1% from $62,672 to $77,126. As a result, net income increased 1.4% from $571,108 to $578,890 for the six-month period ended June 30, 2008, as compared to the same period in 2007. Rental revenue increased as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's four mini-storage facilities aver-aged 83.4% for the six-month period ended June 30, 2008 as compared to 81.8% for the same period in 2007. Operating expenses increased approxi-mately $46,300 12.0% primarily as a result of increases in advertising, repairs and maintenance, telephone, office supplies and salaries and wages expenses. General and administrative expenses increased approximately $13,800 9.2% for the same reasons as discussed above. Equity in income from the real estate joint venture increased as a result of the higher net income at that facility.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          NONE

Item 4T.   CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

The Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Partnership in its periodic reports filed with the Securities and Exchange Commission (the Commission) is recorded, processed, summarized and reported, within the time periods specified by the Commission's rules and forms, and that the informa-tion is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership concluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.



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

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6. Exhibits

	(a) Exhibits

	31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
        31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
        Officer
        32.1 Section 1350 Certification by Chief Executive Officer
        32.2 Section 1350 Certification by Principal Financial Officer


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	DSI REALTY INCOME FUND VIII,
	a California Limited Partnership


	by: DSI Properties, Inc., a 		By: Diversified Investors Agency
	California corporation, 		a general partnership,
	as General Partner			as General Partner


	    /s/ ROBERT J. CONWAY		    /s/ ROBERT J. CONWAY
	By_____________________________ 	By_____________________________
	Dated: August 14, 2008 			Dated: August 14, 2008

	ROBERT J. CONWAY, President,		ROBERT J. CONWAY,
	Chief Executive Officer, Chief		General Partner
	Financial Officer, and Director


	   /s/ JOSEPH W. CONWAY			    /s/ JOSEPH W. CONWAY
	By_____________________________ 	By_____________________________
	Dated: August 14, 2008 			Dated: August 14, 2008

        JOSEPH W. CONWAY, Executive		JOSEPH W. CONWAY,
	Vice President and Director		General Partner





    EXHIBIT 31.1
    RULE 13A-14(A)/15D-14(A) CERTIFICATION
    BY CHIEF EXECUTIVE OFFICER

    I, Robert J. Conway, certify that:

    1. I have reviewed this quarterly report of DSI Realty Income
    Fund VIII;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures
    (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effective-ness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



    Date:  August 14, 2008



           /s/ ROBERT J. CONWAY
	By_____________________________
	ROBERT J. CONWAY, President,
	Chief Executive Officer, Chief
	Financial Officer, and Director



    EXHIBIT 31.2
    RULE 13A-14(A)/15D-14(A) CERTIFICATION
    BY PRINCIPAL FINANCIAL OFFICER


    I, Richard P. Conway, certify that:

    1. I have reviewed this quarterly report of DSI Realty Income
    Fund VIII;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures
    (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effective-ness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



    Date:  August 14, 2008



           /s/ RICHARD P. CONWAY
	By_____________________________
	RICHARD P. CONWAY, SR. VICE PRESIDENT
	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


                       EXHIBIT 32.1
                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Corporate General Partner, certify,pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                          /s/ ROBERT J. CONWAY
	                               By_____________________________
	                               ROBERT J. CONWAY,
                                       Chief Executive Officer
                                       August 14, 2008




                       EXHIBIT 32.2
                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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



                                          /s/ RICHARD P. CONWAY
	                               By_____________________________

                                       Richard P. Conway
                                       Senior Vice President
  				       (Principal Financial and Accounting Officer)
                                       August 14, 2008