Form 10-Q
period 2008-09-30
DSI REALTY INCOME FUND VIII
filed 2008-11-14
CIK 743366

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

/X/     Quarterly report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2008.
				________________

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



                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


DSI REALTY INCOME FUND VIII
(A Limited Partnership)


BALANCE SHEETS(UNAUDITED)
September 30, 2008 AND DECEMBER 31, 2007


                                        September 30,     December 31,
                                            2008             2007

ASSETS
CASH AND CASH EQUIVALENTS                $  878,484       $  718,774
PROPERTY, NET                             1,998,284        2,017,044

INVESTMENT IN REAL ESTATE
  JOINT VENTURE                             197,468          194,298

OTHER ASSETS                                139,916          115,250
                                         ----------       ----------
TOTAL                                    $3,214,152       $3,045,366
                                         ==========       ==========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners                 $  242,424       $  242,424
Incentive management fee
 payable to general partners                 28,953            1,354
Property management
 fee payable                                 10,368           10,387
Customer deposits and
 other liabilities                          110,218          103,476
Capital lease obligation                      6,423           18,835
                                         ----------       ----------
Total liabilities                           398,386          376,476
                                         ----------       ----------

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (76,409)         (77,878)
     Limited Partners (24,000
     limited partnership units
     outstanding at September 30,
     2008 and December 31, 2007           2,892,175        2,746,768
                                         ----------       ----------
  Total partners' equity                  2,815,766        2,668,890
                                         ----------       ----------
TOTAL                                    $3,214,152       $3,045,366
                                         ==========       ==========

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED September 30, 2008 AND 2007


                                        September 30,    September 30,
                                            2008             2007
REVENUES:

Rental revenue                           $  521,799       $  487,033
Ancillary operating income                   36,190           29,031
Interest and other income                       152              189
                                         ----------       ----------
 Total revenue                              558,141          516,253

EXPENSES:

Operating                                   237,544          184,972
General and administrative                   57,717           49,875
                                         ----------       ----------
     Total expenses                         295,261          234,847
                                         ----------       ----------

INCOME BEFORE EQUITY
IN INCOME OF REAL
ESTATE JOINT VENTURE                        262,880          281,406

EQUITY IN INCOME OF
REAL ESTATE JOINT VENTURE                    37,944           36,163
                                         ----------       ----------
NET INCOME                               $  300,824       $  317,569
                                         ==========       ==========
AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  297,816       $  314,393
    General partners                          3,008            3,176
                                         ----------       ----------
TOTAL                                    $  300,824       $  317,569
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    12.41       $    13.10
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000           24,000
                                             ======           ======

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED September 30, 2008 AND 2007


                                        September 30,    September 30,
                                            2008             2007
REVENUES:

Rental revenue                           $1,553,911       $1,471,959
Ancillary operating income                  101,052           87,554
Interest and other income                       467              563
                                         ----------       ----------
 Total revenue                            1,655,430        1,560,076

EXPENSES:

Operating                                   668,443          569,572
General and administrative                  222,343          200,662
                                         ----------       ----------
     Total expenses                         890,786          770,234
                                         ----------       ----------

INCOME BEFORE EQUITY
IN INCOME OF REAL
ESTATE JOINT VENTURE                        764,644          789,842

EQUITY IN INCOME OF
REAL ESTATE JOINT VENTURE                   115,070           98,835
                                         ----------       ----------
NET INCOME                               $  879,714       $  888,677
                                         ==========       ==========
AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  870,917       $  879,790
    General partners                          8,797            8,887
                                         ----------       ----------
TOTAL                                    $  879,714       $  888,677
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    36.29       $    36.66
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000           24,000
                                             ======           ======

See accompanying notes to financial statements (unaudited).


STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE NINE MONTHS ENDED September 30, 2008


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL

BALANCE AT JANUARY 1, 2008            ($77,878)     $2,746,768   $2,668,890

NET INCOME                               8,797         870,917      879,714
DISTRIBUTIONS                           (7,328)       (725,510)    (732,838)
                                      --------      ----------   ----------
BALANCE AT September 30, 2008         ($76,409)     $2,892,175   $2,815,766
                                      ========      ==========   ==========


See accompanying notes to consolidated financial statements (unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED September 30, 2008 AND 2007


                                    September 30,     September 30,
                                        2008              2007


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                            $  879,714      $  888,677
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation                         18,760          12,692
     Equity in earnings of real
     estate joint venture               (115,070)        (98,835)
     Distributions from real
     estate joint venture                111,900          92,400
Changes in assets and liabilities:
     Increase in other assets            (24,666)        (23,314)
     Increase(decrease) in incentive
     management fee payable
     to general partners                  27,599         (18,387)
     Decrease in property
     management fee payable                  (19)        (11,072)
     Increase in customer
     deposits and other liabilities        6,743          26,598
                                        --------        --------
     Net cash provided by
     operating activities                904,961         868,759
                                        --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (732,839)       (727,273)

     Payments on capital
     lease obligations                   (12,412)        (12,158)
                                       ---------        --------
      Net cash used in
      financing activities              (745,251)       (739,431)
                                       ---------        --------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                       159,710         129,328

CASH AND CASH EQUIVALENTS:

     At beginning of period              718,774         678,999
                                       ---------       ---------
     At end of period                  $ 878,484       $ 808,327
                                       =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION -
  Cash paid for interest               $     956       $     814
                                       =========       =========
NON CASH FINANCING ACTIVITIES
  Distributions due partners
   included in partners' equity        $ 242,424       $ 242,424
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


2.   PROPERTY

The Partnership owns four mini-storage facilities located in Stockton, El Centro, Huntington Beach, and Lompoc, California. The total cost of property and accumulated depreciation is as follows:

                                             September 30,    December 31,
                                                 2008            2007

        Land                                 $  1,969,877     $  1,969,877
        Buildings and improvements              6,058,051        6,058,051
        Rental trucks
         under capital lease                       70,047           70,047
                                             ------------     ------------
        Total                                   8,097,975        8,097,975
        Less: Accumulated Depreciation        ( 6,109,691)     ( 6,080,931)
                                             ------------     ------------
        Property - Net                       $  1,988,284     $  2,017,044
                                             ============     ============



3.   INVESTMENT IN REAL ESTATE JOINT VENTURE

The Partnership is involved in a joint venture with DSI Realty Income Fund IX through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado. Under the terms of the joint venture agreement, the Partnership is entitled to 30% of the profits and losses of the venture and owns 30% of the mini-storage facility as a tenant in common with DSI Realty Income Fund IX, which has the remaining 70% interest in the venture. Summarized income statement information for the joint venture for the nine months ended September 30, 2008 and 2007 is as follows:

                            Nine months
                            ended September 30,

                            2008        2007

     Revenue              $583,752    $522,619
     Operating Expenses    200,186     193,168
                          --------    --------
     Net Income           $383,566    $329,451
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


6.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $28,830 and $25,803, for the three month periods ended September 30, 2008 and 2007, respectively, and $82,471 and $77,975 for the nine month periods ended September 30, 2008 and 2007, respectively. Amounts payable to Dahn at September 30, 2008 and December 31, 2007, were $10,368 and $10,387, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $1,500.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2008. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2008 and 2007, total revenues increased 8.1% from $516,253 to $558,141 and total expenses increased 25.7% from $234,847 to $295,261 and equity in income of the real estate joint venture increased 4.9% from $36,163 to $37,944. As a result, net income decreased
5.3% from $317,569 to $300,824 for the three-month period ended September 30, 2008, as compared to the same period in 2007. Rental revenue increased as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's four mini-storage facilities averaged 85.5% for the three-month period ended September 30, 2008 as compared to 81.2% for the same period in 2007. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses in-creased approximately $52,600 or 28.4% primarily as a result of increases in advertising, repairs and maintenance, property management fees and salaries and wages expenses. General and administrative expenses increased approxi-mately $7,800 or 15.7% primarily as a result of an increase in legal and professional and equipment and computer lease expenses, partially offset by a decrease in incentive management fee expenses and state tax payments.
Equity in income from the real estate joint venture increased as a result of the higher net income at that facility as a result of higher storage rental revenue.

For the nine-month periods ended September 30, 2008, and 2007, total revenues increased 6.1% from $1,560,076 to $1,655,430 and total expenses increased 15.7% from $770,234 to $890,786 and equity in income of the real estate joint venture increased 16.4% from $98,835 to $115,070. As a result, net income decreased 1.0% from $888,677 to $879,714 for the nine-month period ended September 30, 2008, as compared to the same period in 2007. Rental revenue increased as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's four mini-storage facilities averaged 84.6% for the nine-month period ended September 30, 2008 as compared to 79.9% for the same period in 2007. Operating expenses increased approximately $98,900 or 17.4% primarily as a result of increases in advertising, repairs and maintenance, telephone, property management fees, office supplies and salaries and wages expenses, partially offset by a decrease in legal and security alarm services expenses. General and administrative expenses increased approximately $21,700 or 10.8% for the same reasons as discussed above. Equity in income from the real estate joint venture increased as discussed above.

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


	DSI REALTY INCOME FUND VIII,
	a California Limited Partnership


	by: DSI Properties, Inc., a 		By: Diversified Investors Agency
	California corporation, 		a general partnership,
	as General Partner			as General Partner


	    /s/ ROBERT J. CONWAY		    /s/ ROBERT J. CONWAY
	By_____________________________ 	By_____________________________
	Dated: November 14, 2008 		Dated: November 14, 2008

	ROBERT J. CONWAY, President,		ROBERT J. CONWAY,
	Chief Executive Officer, Chief		General Partner
	Financial Officer, and Director


	   /s/ JOSEPH W. CONWAY			    /s/ JOSEPH W. CONWAY
	By_____________________________ 	By_____________________________
	Dated: November 14, 2008 		Dated: November 14, 2008

        JOSEPH W. CONWAY, Executive		JOSEPH W. CONWAY,
	Vice President and Director		General Partner





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



    Date:  November 14, 2008



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



    Date:  November 14, 2008



           /s/ RICHARD P. CONWAY
	By_____________________________
	RICHARD P. CONWAY, SR. VICE PRESIDENT
	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


                       EXHIBIT 32.1
                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Corporate General Partner, certify,pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                          /s/ ROBERT J. CONWAY
	                               By_____________________________
	                               ROBERT J. CONWAY,
                                       Chief Executive Officer
                                       November 14, 2008




                       EXHIBIT 32.2
                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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



                                          /s/ RICHARD P. CONWAY
	                               By_____________________________

                                       Richard P. Conway
                                       Senior Vice President
  				       (Principal Financial and Accounting Officer)
                                       November 14, 2008