Form 10-Q
period 2009-03-31
DSI REALTY INCOME FUND VIII
filed 2009-05-20
CIK 743366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Yes [X] No [ ]

Indicate by check mark whether the registran is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ] Accelerated filer [ ]  Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer is a limited partnership. All 24,000 limited partnership units originally sold for $500.00 per unit. There is no trading market for the limited partnership units.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

BALANCE SHEETS (UNAUDITED)	March 31, 2009	December 31, 2008 (Audited)
ASSETS:
Cash & Equivalents	$ 769,939	$ 742,044
Property Net	1,999,214	2,001,069
Investment in Joint Venture	201,899	189,656
Uncollected Rental Revenue	49,833	76,954
Prepaid Advertising	20,031	26,708
Other Assets	35,484	18,650
TOTAL	$ 3,076,400	$ 3,055,081

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 242,424	$ 242,424
Incentive Management Fee Liability	29,179	28,464
Property Management Fee Liability	10,062	10,161
Deferred Income	41,703	52,649
Accrued Expenses	25,378	28,544
Other Liabilities	39,415	13,981
Total Liabilities	388,161	376,223

PARTNERS' EQUITY:
General Partners	(77,684)	(77,778)
Limited Partners	2,765,923	2,756,636
Total Partners' Equity	2,688,239	2,678,858
TOTAL	$ 3,076,400	$ 3,055,081
The accompanying notes are an integral part of these Financial Statements Page 2

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)
	March 31, 2009	March 31, 2008
REVENUES:
Self-storage rental income	$ 479,590	$ 501,746
Ancillary operating revenue	38,324	32,441
Interest and other income	150	164
TOTAL	$ 518,064	$ 534,351
EXPENSES:
Depreciation	1,854	6,253
Operating	145,292	142,595
General and administrative	89,358	82,326
Interest	-	-
General partners' incentive management fee	29,179	27,233
Property management fee	26,317	27,371
TOTAL	292,000	285,778

INCOME BEFORE EQUITY IN INCOME
OF REAL ESTATE JOINT VENTURE:	$ 226,064	$ 248,573
EQUITY IN INCOME
OF REAL ESTATE JOINT VENTURE:	$ 25,741	$ 38,645
NET INCOME:	$ 251,805	$ 287,218
AGGREGATE INCOME ALLOCATED TO:
General partners	2,518	2,872
Limited partners	249,287	284,346
TOTAL	$ 251,805	$ 287,218

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 10.39	$ 11.85
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)
	General Partners	Limited Partners	Total
BALANCE AT DECEMBER 31, 2008	$ (77,778)	$ 2,756,636	$ 2,678,858

Net Income Allocation	2,518	249,287	$ 251,805
Distributions	(2,424)	(240,000)	$ (242,424)

BALANCE AT MARCH 31, 2009	$ (77,684)	$ 2,765,923	$ 2,688,239

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 251,805	$ 287,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,854	6,253
Equity in earnings of real estate joint venture	(25,741)	(38,645)
Distributions from real estate joint venture	13,500	22,800
Changes in assets and liabilities:
Other assets	16,963	(56,966)
Incentive management fee payable to General Partners	715	27,233
Property management fees payable	(99)	738
Customer deposits and other liabilities	11,322	(16,884)
Net cash provided by operating activities	270,319	231,747

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	$ -	$ -
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	$ (242,424)	$ (242,424)
Payments on capital lease obligations	-	(4,238)
Net cash used in financing activities	(242,424)	(246,662)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,895	$ (14,915)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	742,044	718,774
CASH AND CASH EQUIVALENTS AT END OF PERIOD	769,939	703,859

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ 262
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	242,424	242,424
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 2009

1. GENERAL

DSI Realty Income Fund VIII (the "Partnership"), a limited partnership, has two general partners (DSI Properties, Inc., and Diversified Investors Agency) and limited partners owning 24,000 limited partnership units. The Partnership was formed under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

The Partnership has acquired mini-storage facilities located in Stockton, El Centro, Huntington Beach, and Lompoc, California. The Partnership has also entered into a joint venture with DSI Realty Income Fund IX, through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado (see Note 3). All facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner.

The accompanying interim financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008.

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at March 31, 2009 is as follows:

	March 31, 2009	December 31, 2008
Land	$ 1,969,877	$ 1,969,877
Buildings and improvements	6,070,925	6,070,925
Rental trucks under capital leases	70,047	70,047
Total	8,110,849	8,110,849
Less accumulated depreciation	(6,111,635)	(6,109,780)
Property – net	$ 1,999,214	$ 2,001,069

3. NET INCOME PER LIMITED PARTNERSHIP UNIT

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $26,317 and $27,371, for the three month period ended March 31, 2009 and March 31, 2008, respectively. Amounts payable to Dahn at March 31, 2009 and March 31, 2008, were $10,062 and $10,161 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2009 COMPARED TO 2008

For the three-month periods ended March 31, 2009 and 2008, revenues decreased 3.0% from $534,351 to $518,064, total expenses increased 2.2% from $285,778 to $292,000, resulting in a decrease in net income of 12.3% from $287,218 for the three-month period ended March 31, 2008, to $251,805 for the same period in 2009. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 75.0% for the three-month period ended March 31, 2009, compared to 81.5% for the same period in 2008. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses remained relatively constant during the period, increasing by $2,697 (1.9%). General and administrative expenses increased approximately $7,032 (8.5%) primarily as a result of an increase in legal and professional and bank and credit card fees, partially offset by a decrease in office supply expense.

The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES

No response required.

ITEM 4T. CONTROLS AND PROCEDURES

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of DSI Properties, Inc., its General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Registrant is not a party to any material pending legal proceedings.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

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

/s/ ROBERT J. CONWAY

By_____________________________

Dated: May 20, 2009

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief
Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: May 20, 2009

JOSEPH W. CONWAY, (Executive Vice President and Director)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

May 20, 2009

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

May 20, 2009

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 20, 2009

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 20, 2009