Form 10-Q
period 2009-06-30
DSI REALTY INCOME FUND VIII
filed 2009-08-14
CIK 743366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

BALANCE SHEETS (UNAUDITED)	June 30, 2009	December 31, 2008 (Audited)
ASSETS:
Cash & Equivalents	$ 750,159	$ 742,044
Property Net	1,997,361	2,001,069
Investment in Joint Venture	201,468	189,656
Uncollected Rental Revenue	49,646	76,954
Prepaid Advertising	23,308	26,708
Other Assets	18,501	18,650
TOTAL	$ 3,040,443	$ 3,055,081

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 242,425	$ 242,424
Incentive Management Fee Liability	23,168	28,464
Property Management Fee Liability	9,699	10,161
Deferred Income	33,490	52,649
Accrued Expenses	23,091	28,544
Other Liabilities	15,323	13,981
Total Liabilities	$ 347,196	$ 376,223

PARTNERS' EQUITY:
General Partners	(77,634)	(77,778)
Limited Partners	2,770,881	2,756,636
Total Partners' Equity	$ 2,693,247	$ 2,678,858
TOTAL	$ 3,040,443	$ 3,055,081
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)
	Three months ended	Three months ended
	June 30, 2009	June 30, 2008
REVENUES:
Self-storage rental income	$ 458,642	$ 530,366
Ancillary operating revenue	35,049	32,421
Interest and other income	151	151
TOTAL	$ 493,842	$ 562,938
EXPENSES:
Depreciation	1,854	6,254
Operating	160,729	172,129
General and administrative	50,214	76,484
Interest	-	956
General partners' incentive management fee	23,257	27,654
Property management fee	24,085	26,270
TOTAL	$ 260,139	$ 309,747

INCOME BEFORE EQUITY IN INCOME
OF REAL ESTATE JOINT VENTURE:	233,703	253,191
EQUITY IN INCOME
OF REAL ESTATE JOINT VENTURE:	19,670	38,481
NET INCOME:	$ 253,373	$ 291,672
AGGREGATE INCOME ALLOCATED TO:
General partners	2,534	2,917
Limited partners	250,839	288,755
TOTAL	$ 253,373	$ 291,672

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 10.45	$ 12.03
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)
	Six months ended	Six months ended
	June 30, 2009	June 30, 2008
REVENUES:
Self-storage rental income	$ 938,232	$ 1,032,112
Ancillary operating revenue	73,373	64,862
Interest and other income	301	315
TOTAL	$ 1,011,906	$ 1,097,289
EXPENSES:
Depreciation	3,708	12,507
Operating	306,021	314,724
General and administrative	139,572	158,810
Interest	-	956
General partners' incentive management fee	52,436	54,887
Property management fee	50,402	53,641
TOTAL	$ 552,139	$ 595,525

INCOME BEFORE EQUITY IN INCOME
OF REAL ESTATE JOINT VENTURE:	$459,767	$501,764
EQUITY IN INCOME
OF REAL ESTATE JOINT VENTURE:	45,411	77,126
NET INCOME:	$ 505,178	$ 578,890
AGGREGATE INCOME ALLOCATED TO:
General partners	5,052	5,789
Limited partners	500,126	573,101
TOTAL	$505,178	$ 578,890

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 20.84	$ 23.88
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)
	General Partners	Limited Partners	Total
BALANCE AT DECEMBER 31, 2008	$ (77,778)	$ 2,756,636	$ 2,678,858

Net Income Allocation	5,052	500,126	505,178
Distributions	(4,908)	(485,881)	(490,789)

BALANCE AT JUNE 30, 2009	$ (77,634)	$ 2,770,881	$ 2,693,247

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED) Six months ended		Six months ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 505,178	$ 578,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,708	12,506
Equity in earnings of real estate joint venture	(45,411)	(77,126)
Distributions from real estate joint venture	33,600	59,400
Changes in assets and liabilities:
Other assets	30,857	(30,618)
Incentive management fee payable to General Partners	(5,296)	26,300
Property management fees payable	(462)	313
Customer deposits and other liabilities	(23,270)	3,249
Net cash provided by operating activities	498,904	566,416

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(490,789)	(490,414)
Payments on capital lease obligations	-	(8,044)
Net cash used in financing activities	(490,789)	(498,458)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,115	67,958
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	742,044	718,774
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 750,159	$ 786,732

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ 956
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 242,425	$ 242,424
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS AS OF JUNE 30, 2009

1. GENERAL

DSI Realty Income Fund VIII (the "Partnership"), a limited partnership, has two general partners (DSI Properties, Inc., and Diversified Investors Agency) and limited partners owning 24,000 limited partnership units. The Partnership was formed under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

The Partnership has acquired mini-storage facilities located in Stockton, El Centro, Huntington Beach, and Lompoc, California. The Partnership has also entered into a joint venture with DSI Realty Income Fund IX, through which the Partnership has a 30% interest in a mini-storage facility in Aurora, Colorado (Under the terms of the joint venture agreement, the Partnership is entitled to 30% of the profits and losses of the venture and owns 30% of the mini-storage facility as a tenant in common with DSI Realty Income Fund IX, which has the remaining 70% interest in the venture. The Partnership accounts for its investment in the real estate joint venture under the equity method of accounting). All facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner.

The accompanying unaudited interim financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments", or FSP 107-1, which requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107, "Disclosures about Fair Value of Financial Instruments", be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 was effective for interim periods ending after June 15, 2009, with early adoption permitted. The adoption of FSP 107-1 did not have a material impact on the Partnership's financial statements.

In May 2009, the FASB issued SFAS 165, Subsequent Event, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, entities should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Partnership's financial statements.

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Partnership's financial statements.

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2009 were as follows:

	June 30, 2009	December 31, 2008
Land	$ 1,969,877	$ 1,969,877
Buildings and improvements	6,070,925	6,070,925
Rental trucks under capital leases	70,047	70,047
Total	8,110,849	8,110,849
Less accumulated depreciation	(6,113,488)	(6,109,780)
Property – net	$ 1,997,361	$ 2,001,069

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $24,085 and $26,270, for the three month periods ended June 30, 2009 and  2008, respectively. Amounts payable to Dahn at June 30, 2009 and December 31, 2008 were $9,699 and $10,161, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2009 COMPARED TO 2008

For the three-month periods ended June 30, 2009 and 2008, revenues decreased 12.3% from $562,938 to $493,842, and total expenses decreased 16% from $309,747 to $260,139, resulting in a decrease in net income of 13.1% from $291,672 to $253,373. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 73.8% for the three-month period ended June 30, 2009, compared to 84.3% for the same period in 2008. Operating expenses decreased $11,400 or 6.6% primarily due to decreases in repairs and maintenance expense. General and administrative expenses decreased $26,270 or 34.3% primarily as a result of a decrease in legal and professional expenses, office supplies expense and computer and equipment lease expenses.

For the six-month periods ended June 30, 2009 and 2008, revenues decreased 7.8% from $1,097,289 to $1,011,906, and total expenses decreased 7.3% from $595,525 to $552,139, resulting in a decrease in net income of 12.7% from $578,890 to $505,178. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 75.6% for the six-month period ended June 30, 2009, compared to 83.4% for the same period in 2008. Operating expenses decreased $8,703 or 2.8% primarily due to decreases in repairs and maintenance and miscellaneous advertising. General and administrative expenses decreased $19,238 or 12.1% primarily as a result of a decrease in legal and professional expenses, office supplies expense and computer and equipment lease expenses.

The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. In addition, the Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the reporting period that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Dated: August 14, 2009

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief
Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: August 14, 2009

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

August 14, 2009

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

August 14, 2009

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 14, 2009

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 14, 2009