Form 10-Q
period 2009-09-30
DSI REALTY INCOME FUND VIII
filed 2009-11-16
CIK 743366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

BALANCE SHEETS (UNAUDITED)	September 30, 2009	December 31, 2008 (Audited)
ASSETS:
Cash & Equivalents	$ 748,658	$ 742,044
Property Net	1,991,741	2,001,069
Investment in Joint Venture	188,496	189,656
Uncollected Rental Revenue	68,556	76,954
Prepaid Advertising	11,305	26,708
Other Assets	18,501	18,650
TOTAL	$ 3,027,257	$ 3,055,081

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 242,424	$ 242,424
Incentive Management Fee Liability	20,511	28,464
Property Management Fee Liability	9,315	10,161
Deferred Income	43,017	52,649
Accrued Expenses	34,255	28,544
Other Liabilities	26,608	13,981
Total Liabilities	$ 376,130	$ 376,223

PARTNERS' EQUITY:
General Partners	(78,055)	(77,778)
Limited Partners	2,729,182	2,756,636
Total Partners' Equity	$ 2,651,127	$ 2,678,858
TOTAL	$ 3,027,257	$ 3,055,081
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)
	Three months ended	Three months ended
	September 30, 2009	September 30, 2008
REVENUES:
Self-storage rental income	$ 444,366	$ 521,799
Ancillary operating revenue	36,489	36,190
Interest and other income	153	152
TOTAL	$ 481,008	$ 558,141
EXPENSES:
Depreciation	5,620	6,254
Operating	188,359	171,543
General and administrative	64,777	59,549
Interest	-	132
General partners' incentive management fee	20,511	28,953
Property management fee	22,366	28,830
TOTAL	$ 301,633	$ 295,261

INCOME BEFORE EQUITY IN INCOME
OF REAL ESTATE JOINT VENTURE:	$ 179,375	$ 262,880
EQUITY IN INCOME
OF REAL ESTATE JOINT VENTURE:	20,928	37,944
NET INCOME:	$ 200,303	$ 300,824
AGGREGATE INCOME ALLOCATED TO:
General partners	2,003	3,008
Limited partners	198,300	297,816
TOTAL	$200,303	$ 300,824

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 8.26	$ 12.41
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)
	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008
REVENUES:
Self-storage rental income	$ 1,382,598	$ 1,553,911
Ancillary operating revenue	109,862	101,052
Interest and other income	454	467
TOTAL	$ 1,492,914	$ 1,655,430
EXPENSES:
Depreciation	9,328	18,761
Operating	494,380	486,267
General and administrative	204,349	218,359
Interest	-	1,088
General partners' incentive management fee	72,947	83,840
Property management fee	72,768	82,471
TOTAL	$ 853,772	$ 890,786

INCOME BEFORE EQUITY IN INCOME
OF REAL ESTATE JOINT VENTURE:	$ 639,142	$ 764,644
EQUITY IN INCOME
OF REAL ESTATE JOINT VENTURE:	66,339	115,070
NET INCOME:	$ 705,481	$ 879,714
AGGREGATE INCOME ALLOCATED TO:
General partners	7,055	8,797
Limited partners	698,426	870,917
TOTAL	$ 705,481	879,714

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 29.10	$ 36.29
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)
	General Partners	Limited Partners	Total
BALANCE AT DECEMBER 31, 2008	$ (77,778)	$ 2,756,636	$ 2,678,858

Net Income Allocation	7,055	698,426	705,481
Distributions	(7,332)	(725,880)	(733,212)

BALANCE AT SEPTEMBER 30, 2009	$ (78,055)	$ 2,729,182	$ 2,651,127

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED) Nine months ended		Nine months ended
	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 705,481	$ 879,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,328	18,760
Equity in earnings of real estate joint venture	(66,339)	(115,070)
Distributions from real estate joint venture	67,500	111,900
Changes in assets and liabilities:
Other assets	23,950	(24,666)
Incentive management fee payable to General Partners	(7,953)	27,599
Property management fees payable	(846)	(19)
Customer deposits and other liabilities	8,705	6,743
Net cash provided by operating activities	739,826	904,961

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(733,212)	(732,839)
Payments on capital lease obligations	-	(12,412)
Net cash used in financing activities	(732,212)	(745,251)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,614	159,710
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	742,044	718,774
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 748,658	$ 878,484

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	-	$ 956
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 242,424	$ 242,424
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS AS OF September 30, 2009

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

Recent Accounting Pronouncements

In April 2009, the FASB issued ASC 825-10 (formerly FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) ("ASC 825"), which requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107,  "Disclosures about Fair Value of Financial Instruments," be included in interim financial statements.  This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an iterim and annual basis and to highlight any changes from prior periods.  FSP 107-1 was effective for interim periods ending after June 15, 2009, with early adoption permitted.  The adoption of FSP 107-1 did not have a material impact on the Partnership's consolidated financial statements.

In May 2009, the FASB issued ASC 855-10 (formerly Statement No. 165, Subsequent Events) ("ASC 855"). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In accordance with this Statement, entities should apply the requirements to interim or annual financial periods ending after
June 15, 2009.  The adoption of this statement did not have a material impact on the Partnership's consolidated financial statements.

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff.  The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  There-
fore, starting from the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB.  As the Codification is not intended to change or alter existing US GAAP, it did not have any impact on the Partnership's financial statements.

As a result of the Partnership's implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable.  In the current quarter financial statements, the Partnership will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value."  ASU 2009-05 amends
Subtopic 820-10, "Fair Value Measurements and Disclosures - Overall," and provides clarification for the fair value measurement of liabilities.  ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance.  The Partnership does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2009 were as follows:

	September 30, 2009	December 31, 2008
Land	$ 1,969,877	$ 1,969,877
Buildings and improvements	6,070,925	6,070,925
Rental trucks under capital leases	70,047	70,047
Total	8,110,849	8,110,849
Less accumulated depreciation	(6,119,108)	(6,109,780)
Property – net	$ 1,991,741	$ 2,001,069

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $22,366 and $28,830, for the three month periods ended September 30, 2009 and  2008, respectively. Amounts payable to Dahn at September 30, 2009 and December 31, 2008 were $9,315 and $10,161, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2009 COMPARED TO 2008

For the three-month periods ended September 30, 2009 and 2008, revenues decreased 13.8% to $481,008 from $558,141and total expenses increased 2.2% to $301,633 from $295,261, resulting in a decrease in net income of 33.4% to $200,303 from $300,824. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 73.0% for the three-month period ended September 30, 2009, compared to 85.5% for the same period in 2008. Operating expenses increased $16,816 or 9.8% primarily due to increases in repairs and maintenance and truck lease expenses. General and administrative expenses increased $5,228 or 8.8% primarily as a result of a increase in legal and professional and office supply expenses.

For the nine-month periods ended September 30, 2009 and 2008, revenues decreased 9.8% to $1,492,914 from $1,655,430 and total expenses decreased 4.2% to $853,772 from $890,786, resulting in a decrease in net income of 19.8% to $705,481 from $879,714. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 74.7% for the nine-month period ended September 30, 2009, compared to 84.6% for the same period in 2008. Operating expenses increased $8,113 or 1.7% primarily due to increases in advertising and truck lease partially offset by a decrease in repairs and maintenance expenses. General and administrative expenses decreased $14,010 or 6.4% primarily as a result of a decrease in computer and equipment lease, property management and general partner incentive fee expenses partially offset by a increase in legal and professional expenses.

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

Dated: November 16, 2009

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief
Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: November 16, 2009

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

November 16, 2009

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

November 16, 2009

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 16, 2009

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 16, 2009