Form 10-Q
period 2010-06-30
DSI REALTY INCOME FUND VIII
filed 2010-08-16
CIK 743366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

BALANCE SHEETS (UNAUDITED)	June 30, 2010	December 31, 2009 (Audited)
ASSETS:
Cash & Equivalents	$ 579,430	$ 715,441
Property Net	2,004,075	2,005,994
Investment in Joint Venture	197,379	190,828
Uncollected Rental Revenue	73,800	77,170
Prepaid Advertising	11,444	20,343
Other Assets	20,960	18,500
TOTAL	$ 2,890,513	$ 3,028,276

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 242,424	$ 242,424
Incentive Management Fee Liability	0	24,833
Property Management Fee Liability	9,141	8,949
Deferred Income	32,111	40,790
Accrued Expenses	21,225	21,719
Other Liabilities	5,424	15,498
Total Liabilities	$ 310,325	$ 354,213

PARTNERS' EQUITY:
General Partners	(78,799)	(77,826)
Limited Partners	2,655,562	2,751,889
Total Partners' Equity	$ 2,576,763	$ 2,674,063
TOTAL	$ 2,887,088	$ 3,028,276
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)
	Three months ended	Three months ended
	June 30, 2010	June 30, 2009
REVENUES:
Self-storage rental income	$ 441,518	$ 458,642
Ancillary operating revenue	31,403	35,049
Interest and other income	76	151
TOTAL	$ 472,997	$ 493,842
EXPENSES:
Depreciation	4,030	1,854
Operating	180,208	160,729
General and administrative	44,995	50,214
General partners' incentive management fee	19,869	23,257
Property management fee	22,152	24,085
TOTAL	$ 271,254	$ 260,139

INCOME BEFORE EQUITY IN INCOME
OF REAL ESTATE JOINT VENTURE:	$ 201,743	$ 233,703
EQUITY IN INCOME
OF REAL ESTATE JOINT VENTURE:	15,447	19,670
NET INCOME:	$ 217,190	$ 253,373
AGGREGATE INCOME ALLOCATED TO:
General partners	2,172	2,534
Limited partners	215,018	250,839
TOTAL	$ 217,190	$ 253,373

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME PER LIMITED PARTNERSHIP UNIT	$8.96	$ 10.45
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)
	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
REVENUES:
Self-storage rental income	$ 861,852	$ 938,232
Ancillary operating revenue	64,395	73,373
Interest and other income	158	301
TOTAL	$ 926,405	$ 1,011,906
EXPENSES:
Depreciation	7,452	3,708
Operating	331,376	306,021
General and administrative	142,069	139,572
General partners' incentive management fee	43,887	52,436
Property management fee	44,350	50,402
TOTAL	$ 569,134	$ 552,139

INCOME BEFORE EQUITY IN INCOME
OF REAL ESTATE JOINT VENTURE:	$ 357,271	$ 459,767
EQUITY IN INCOME
OF REAL ESTATE JOINT VENTURE:	34,451	45,411
NET INCOME:	$ 391,722	$ 505,178
AGGREGATE INCOME ALLOCATED TO:
General partners	3,917	5,052
Limited partners	387,805	500,126
TOTAL	$ 391,722	$ 505,178

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 16.16	$ 20.84
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)
	General Partners	Limited Partners	Total
BALANCE AT DECEMBER 31, 2009	$ (77,826)	$ 2,751,889	$ 2,674,063

Net Income Allocation	3,917	387,805	391,722
Distributions	(4,890)	(484,132)	(489,022)

BALANCE AT JUNE 30, 2010	$(78,799)	$ 2,655,562	$ 2,576,763

The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED) Six months ended		Six months ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 391,722	$ 505,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,452	3,708
Equity in earnings of real estate joint venture	(34,451)	(45,411)
Distributions from real estate joint venture	27,900	33,600
Changes in assets and liabilities:
Other assets	9,809	30,857
Incentive management fee payable to General Partners	(24,833)	(5,296)
Property management fees payable	192	(462)
Customer deposits and other liabilities	(19,247)	(23,270)
Net cash provided by operating activities	358,544	498,904

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	$(5,533)	0
Net cash used in investing activities	(5,533)	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(489,022)	(490,789)
Net cash used in financing activities	(489,022)	(490,789)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(136,011)	$ 8,115
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	715,441	742,044
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$579,430	$ 750,159

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	0	0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 242,424	$ 242,425
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2010

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

 As a result of the Partnership's implementation of the Codification during the quarter ended June 30, 2010, previous references to new accounting standards and literature are no longer applicable.  In the current quarter financial statements, the Partnership will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted prior to the Codification.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2010 were as follows:

	June 30, 2010	December 31, 2009
Land	$ 1,969,877	$ 1,969,877
Buildings and improvements	6,099,447	6,093,914
Rental trucks under capital leases	70,047	70,047
Total	8,139,371	8,133,838
Less accumulated depreciation	(6,135,296)	(6,127,844)
Property – net	$ 2,004,075	$2,005,994

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $44,350 and $50,402, for the six month periods ended June 30, 2010 and  2009, respectively. Amounts payable to Dahn at June 30, 2010 and December 31, 2009 were $9,141 and $8,949, respectively.

6. SUBSEQUENT EVENTS

Events subsequent to June 30, 2010, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2010 COMPARED TO 2009

For the three-month periods ended June 30, 2010 and 2009, revenues decreased 4.2% to $472,997 from $493,842 and total expenses increased 4.3% to $271,254 from $260,139 resulting in a decrease in net income of 14.3% to $217,190 from $253,373. Rental revenues decreased primarily as a result of lower unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 74.6% for the three-month period ended June 30, 2010, compared to 74.6% for the same period in 2009. Operating expenses increased $19,479 or 12.1% primarily due to increases in advertising, fire and liability insurance and repair and maintenance expenses partially offset by a decrease in salary and wages expenses. General and administrative expenses decreased $5,219 or 10.4% primarily as a result of a decrease in credit card fees expenses.

For the six-month periods ended June 30, 2010 and 2009, revenues decreased 8.4% to $926,405 from $1,011,906 and total expenses increased 3.1% to $569,134 from $552,139, resulting in a decrease in net income of 22.5% to $391,722 from $505,178. Rental revenues decreased primarily as a result of lower unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 77.6% for the six-month period ended June 30, 2010, compared to 76.7% for the same period in 2009. Operating expenses increased $25,355 or 8.3% primarily due to increases in advertising, fire and liability insurance and repair and maintenance and security and alarms expenses partially offset by decreases in ground maintenance and salary and wage expenses. General and administrative expenses increased $2,497 or 1.8% primarily as a result of a increase in postage expenses.

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

Dated: August 16, 2010

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief
Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: August 16, 2010

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

August 16, 2010

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

August 16, 2010

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 16, 2010

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 16, 2010