Form 10-Q
period 2010-09-30
DSI REALTY INCOME FUND VIII
filed 2010-11-15
CIK 743366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

BALANCE SHEETS (UNAUDITED)	September 30, 2010	December 31, 2009 (Audited)
ASSETS:
Cash & Equivalents	$ 613,612	$ 715,441
Property Net	2,000,576	2,005,994
Investment in Joint Venture	194,652	190,828
Uncollected Rental Revenue	66,256	77,170
Prepaid Advertising	9,200	20,343
Other Assets	18,829	18,500
TOTAL	$ 2,903,125	$ 3,028,276

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 242,424	$ 242,424
Incentive Management Fee Liability	3,915	24,833
Property Management Fee Liability	9,083	8,949
Deferred Income	35,191	40,790
Accrued Expenses	24,344	21,719
Other Liabilities	36,289	15,498
Total Liabilities	$ 351,246	$ 354,213

PARTNERS' EQUITY:
General Partners	(79,047)	(77,826)
Limited Partners	2,630,926	2,751,889
Total Partners' Equity	$ 2,551,879	$ 2,674,063
TOTAL	$ 2,903,125	$ 3,028,276
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)
	Three months ended	Three months ended
	September 30, 2010	September 30, 2009
REVENUES:
Self-storage rental income	$ 416,438	$ 444,366
Ancillary operating revenue	32,320	36,489
Interest and other income	63	153
TOTAL	$ 448,821	$ 481,008
EXPENSES:
Depreciation	3,499	5,620
Operating	156,206	188,359
General and administrative	39,883	64,777
General partners' incentive management fee	25,846	20,511
Property management fee	24,721	22,366
TOTAL	$ 250,155	$ 301,633

INCOME BEFORE EQUITY IN INCOME
OF REAL ESTATE JOINT VENTURE:	$ 198,666	$ 179,375
EQUITY IN INCOME
OF REAL ESTATE JOINT VENTURE:	18,873	20,928
NET INCOME:	$ 217,539	$ 200,303
AGGREGATE INCOME ALLOCATED TO:
General partners	2,175	2,003
Limited partners	215,364	198,300
TOTAL	$ 217,539	$ 200,303

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME PER LIMITED PARTNERSHIP UNIT	$8.97	$ 8.26
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)
	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009
REVENUES:
Self-storage rental income	$ 1,278,290	$ 1,382,598
Ancillary operating revenue	96,715	109,862
Interest and other income	222	454
TOTAL	$ 1,375,227	$ 1,492,914
EXPENSES:
Depreciation	10,951	9,328
Operating	487,583	494,380
General and administrative	181,952	204,349
General partners' incentive management fee	69,733	72,947
Property management fee	69,071	72,768
TOTAL	$ 819,290	$ 853,772

INCOME BEFORE EQUITY IN INCOME
OF REAL ESTATE JOINT VENTURE:	$ 555,937	$ 639,142
EQUITY IN INCOME
OF REAL ESTATE JOINT VENTURE:	53,324	66,339
NET INCOME:	$ 609,261	$ 705,481
AGGREGATE INCOME ALLOCATED TO:
General partners	6,093	7,055
Limited partners	603,168	698,426
TOTAL	$ 609,261	$ 705,481

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 25.13	$ 29.10
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)
	General Partners	Limited Partners	Total
BALANCE AT DECEMBER 31, 2009	$ (77,826)	$ 2,751,889	$ 2,674,063

Net Income Allocation	6,093	603,168	609,261
Distributions	(7,314)	(724,131)	(731,445)

BALANCE AT SEPTEMBER 30, 2010	$(79,047)	$ 2,630,926	$ 2,551,879

The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED) Nine months ended		Nine months ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 609,261	$ 705,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,951	9,328
Equity in earnings of real estate joint venture	(53,324)	(66,339)
Distributions from real estate joint venture	49,500	67,500
Changes in assets and liabilities:
Other assets	21,728	23,950
Incentive management fee payable to General Partners	(20,918)	(7,953)
Property management fees payable	134	(846)
Customer deposits and other liabilities	17,817	8,705
Net cash provided by operating activities	635,149	739,826

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	$(5,533)	0
Net cash used in investing activities	(5,533)	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(731,445)	(733,212)
Net cash used in financing activities	(731,445)	(733,212)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	$(101,829)	$ 6,614
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	715,441	742,044
CASH AND EQUIVALENTS AT END OF PERIOD	$ 613,612	$ 748,658

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	0	0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 242,424	$ 242,424
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2010

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

The accompanying unaudited interim financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2009.

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

 As a result of the Partnership's implementation of the Codification during the quarter ended September 30, 2010, previous references to new accounting standards and literature are no longer applicable.  In the current quarter financial statements, the Partnership will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted prior to the Codification.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2010 were as follows:

	September 30, 2010	December 31, 2009
Land	$ 1,969,877	$ 1,969,877
Buildings and improvements	6,099,447	6,093,914
Rental trucks under capital leases	70,047	70,047
Total	8,139,371	8,133,838
Less accumulated depreciation	(6,138,795)	(6,127,844)
Property – net	$ 2,000,576	$2,005,994

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $69,071 and $72,768, for the nine month periods ended September 30, 2010 and  2009, respectively. Amounts payable to Dahn at September 30, 2010 and December 31, 2009 were $9,083 and $8,949, respectively.

6. SUBSEQUENT EVENTS

Events subsequent to September 30, 2010, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

Upon formation of the Partnership, the General Partners were DSI Properties, Inc., a California corporation, and Diversified Investors Agency, a California partnership. Diversified Investors Agency currently has two partners; Robert J. Conway and Joseph W. Conway. For tax planning purposes and pursuant to the advise of their tax counsel, Robert J. Conway and Joseph W. Conway have formed limited liability corporations (RJC Capital Management, LLC and JWC Capital Management, LLC, respectively) and are transferring their Diversified Investors Agency partnership interests to their respective LLC's.

The Partnership submitted a proxy vote by the limited partners, to be completed on December 15, 2010, to amend paragraph 6 of the Limited Partnership Agreement to indicate that the General Partners of the Partnership are DSI Properties, Inc., a California corporation (no change) and RJC Capital Management, LLC and JWC Capital Management, LLC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2010 COMPARED TO 2009

For the three-month periods ended September 30, 2010 and 2009, revenues decreased 6.7% to $448,821 from $481,008 and total expenses decreased 17.1% to $250,155 from $301,633 resulting in an increase in net income of 8.6% to $217,539 from $200,303. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 70.6% for the three-month period ended September 30, 2010, compared to 73.0% for the same period in 2009. Operating expenses decreased $32,153 or 17.1% primarily due to decreases in repair and maintenance and salary and wages expenses partially offset by an increase in advertising expenses. General and administrative expenses decreased $24,944 or 38.5% primarily as a result of a decrease in legal and professional and office supply expenses.

For the nine-month periods ended September 30, 2010 and 2009, revenues decreased 7.9% to $1,375,227 from $1,492,914 and total expenses decreased 4.0% to $819,290 from $853,772, resulting in a decrease in net income of 13.6% to $609,261 from $705,481. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 71.6% for the nine-month period ended September 30, 2010, compared to 74.7% for the same period in 2009. Operating expenses decreased $6,797 or 1.4% primarily due to decreases in repair and maintenance and salary and wages expenses partially offset by increases in advertising and fir and liability insurance expenses. General and administrative expenses decreased $22,397 or 11.0% primarily as a result of a decrease in legal and professional, office supplies and computer/equipment lease expenses partially offset by an increase in postage expenses.

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

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Dated: November 15, 2010

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief
Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: November 15, 2010

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

November 15, 2010

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

November 15, 2010

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 15, 2010

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 15, 2010