Form 10-K
period 2010-12-31
DSI REALTY INCOME FUND VIII
filed 2011-03-31
CIK 743366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

PART I

ITEM 1. BUSINESS

Registrant, DSI Realty Income Fund VIII (the "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership (hereinafter referred to as "Agreement") dated November 28, 1983 and restated April 23, 1984. The General Partners are DSI Properties, Inc., a California corporation and RJC Capital Management, LLC and JWC Capital Management, LLC. The two LLCs are those of Robert J. Conway and Joseph W. Conway, the initial Gereral Partners of Registrant. The General Partners are affiliates of Diversified Securities, Inc., a wholly-owned subsidiary of DSI Financial, Inc. The General Partners provide similar services to other partnerships. Through its public offering of Limited Partnership Units, Registrant sold twenty-four thousand (24,000) units of limited partnership interests aggregating Twelve Million Dollars ($12,000,000). The General Partners have retained a one percent (1%) interest in all profits, losses and distributions (subject to certain conditions) without making any capital contribution to the Partnership. The General Partners are not required to make any capital contributions to the Partnership in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Partnership owns a fee interest in the following mini-storage facilities, none of which are subject to long-term indebtedness. The following table sets forth information regarding properties owned by the Partnership and their respective occupancies and revenue per square foot:

			2010			2009
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
El Centro, CA	1.42	Mar-85	24,455	6.49	64.2	24,455	6.60	64.1
Huntington Beach, CA	3.28	Jun-85	61,338	14.34	79.4	61,338	15.37	79.4
Lompoc, CA	2.24	Oct-85	46,514	9.58	76.6	46,514	10.42	80.7
Stockton, CA	2.88	Jan-85	49,141	7.37	74.4	49,141	7.18	78.2

The Partnership has a 30% fee interest in a facility located in Aurora, Colorado through a joint venture with DSI Realty Income Fund IX, a California Limited Partnership (an affiliate Partnership).

ITEM 3. LEGAL PROCEEDINGS

The Partnership is not a party to any material pending legal proceedings.

ITEM 4. [REMOVED AND RESERVED]

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

Approximate Number of Security Holders

As of December 31, 2010, there were approximately 818 holders of Limited Partnership Interests.

Distributions

Average cash distributions of $8.53 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2010 and $10.01 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2009. It is the Partnership expectation that distributions will continue to be paid in the future.

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

RESULTS OF OPERATIONS

2010 COMPARED TO 2009

Total revenues decreased from $1,942,199 in 2009 to $1,846,926 in 2010, total expenses increased from $1,065,826 to $1,098,909, and income from real estate joint venture decreased from $94,470 to $79,331. As a result net income decreased from $970,843 to $827,348. Rental revenues decreased primarily as a result of decreased occupancy rates and poor economic conditions nationwide. Occupancy levels for the Partnership’s mini-storage facilities averaged 73.6% for the year 2010 as compared to 75.6% for 2009. The approximate $73,207 (12.2%) increase in operating expenses was due primarily to increases in advertising, fire and liability insurance, repairs and maintenance, workers compensation insurance security and alarms expenses. General and administrative expenses decreased approximately $16,417 (6.5%) primarily as a result of decreases in legal and professional, office supplies, petty cash and computer and equipment leases expenses, partially offset by increases in administration expenses. The General Partners’ incentive management fee which is based on cash available for distribution, decreased as a result of the decrease in net cash provided by operating activities.

Operating expenses consist mainly of expenses such as promotional advertising, yellow pages and other forms of advertising, utilities, and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, accounting services and computer expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased approximately $130,917 (14.9%) in 2010 compared to 2009 primarily due to decreases in net income.

Cash used in investing activities, consists of acquisition of property or capital improvements to the Partnership's mini storage facilities. There were no significant investing activities in either 2010 or 2009. The Partnership currently has no material commitments for capital expenditures.

Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners in 2010 and 2009. No special distribution was paid in 2010 and 2009.

Current economic conditions continue to negatively impact the self storage industry and our investment portfolio.The ongoing recession, increased government regulation and higher taxes have all had a detrimental affect on the performance of properties. Also, high unemployment rates are affecting people’s discretionary income and their ability to afford storage.

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

LONG-TERM LIABILITIES AND CONTRACTUAL OBLIGATIONS

None.

OFF-BALANCE SHEET ARRANGEMENTS

None.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the year ended December 31, 2010 was as follows:

	2010 Quarter Ended:
	March 31	June 30	September 30	December 31
Total revenues	453,408	472,997	448,821	471,700
Net Income	174,532	217,190	217,539	218,087
Net income per limited partnership unit
	$ 7.20	$ 8.96	$ 8.97	$9.00
Weighted average number of limited partnership units outstanding	24,000	24,000	24,000	24,000

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
(A California Real Estate Limited Partnership)

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm                                                                         F-1

Balance Sheets as of December 31, 2010 and 2009                                                                                 F-2

Statements of Income for the Years Ended December 31, 2010 and 2009                                                   F-3

Statements of Changes in Partners' Equity (Deficit) for the Years Ended December 31, 2010 and 2009         F-4

Statements of Cash Flows for the Years Ended December 31, 2010 and 2009                                            F-5

Notes to Financial Statements                                                                                                                F-6

SUPPLEMENTAL SCHEDULE:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2010                                     F-8

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

The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2010. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership's management concluded that, as of December 31, 2010, the Partnership's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

In the preliminary submission to the Securities and Exchange commission, the General Partners solicited the consents of limited partners to an amendment of the Certificate and Agreement of Limited Partnership to reflect a proposed change in legal status of the General Partners. The change was to amend paragraph 6 of the Limited Partnership Agreement indicating that the General Partners of the Partnership are DSI Properties, Inc., a California corporation (no change) and RJC Capital Management, LLC and JWC Capital Management, LLC.  The two LLCs are those of Robert J. Conway and Joseph W. Conway, the initial General Partners of Registrant. There are 24,000 units available to vote and the General Partners received 15,915 votes or 66% voting in favor of the amendment. Ballots were reviewed and tabulated by the independent accounting firm of Goodrich, Baron & Goodyear, LLP and the results were certified on December 31, 2010.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Partnership has no directors or executives officers of its own.  The following biographical information is presented for the officers of DSI Properties, Inc., a General Partner of the Partnership, as well as the partners of RJC Capital Management, LLC and JWC Capital Management, LLC. The two LLCs are those of Robert J. Conway and Joseph W. Conway, the initial Gereral Partners of Registrant. The General Partners have principal responsibility for the Partnership’s affairs.

DSI Properties, Inc.

Robert J. Conway, 76, has been President and a member of the Board of Directors of DSI Properties, Inc. since 1973. He has also been President and a member of the Board of Directors of Diversified Securities, Inc., since 1965. Mr. Conway is also a licensed California real estate broker, and received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

Joseph W. Conway, 81, has been Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. since 1973. He has also been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

Joseph W. Stok, 87, has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Richard P. Conway, 43, has been Chief Finanical Officer of DSI Properties, Inc since 2009. He has also been a Senior Vice President of Administration of Diversified Securities, Inc. since 2006, and an Account Executive with Diversified Securities, Inc. since 1987.

RJC Capital Management, LLC and JWC Capital Management, LLC.

The two LLCs are those of Robert J. Conway and Joseph W. Conway, the initial Gereral Partners of Registrant.

As the Partnership has no directors or executive officers, it has no audit, nominating or other committees.

ITEM 11. EXECUTIVE COMPENSATION

None of the directors or officers of the General Partners received any direct remuneration from the Partnership during the years ended December 31, 2010 or 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Partnership's limited partnership units as of December 31, 2010 by (i) each person known to beneficially own more than 5% of the Partnership's limited partnership units, and (ii) each officer of the General Partners of the Partnership.

Title of Class	Name of Beneficial Owner	Number of LP Units Beneficially Held (1)	Percent of Class
Limited Partnership Interest	Robert J. Conway	1,321 - Direct	5.5%
Limited Partnership Interest Limited Partnership Interest	Joseph W. Conway Joseph W. Stok	194 - Direct 112 - Direct	Less than 1% Less than 1%
	Totals:	1,627	6.78%

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

Under the Agreement of Limited Partnership, the General Partners are allocated 1% of the net profits or losses from operations of the Partnership. During 2010 an aggregate of $8,273 was allocated to the General Partners, and during 2009 an aggregate of $9,708 was allocated to the General Partners. In addition, under the Limited Partnership Agreement the General Partners are entitled to receive a percentage, of any cash distribution from the sale, other disposition, or refinancing of properties of the Partnership, based on a formula set forth in the Limited Partnership Agreement. As there were no sales or refinancings of Partnership properties during 2010 or 2009, no such fees were paid during these periods.

In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership, equal to 9% per annum of the cash available for distribution on a cumulative basis, calculated as cash generated from operations less capital expenditures. During 2010 the Partnership paid the General Partners an incentive management fee of $84,282, and during 2009 the Partnership paid the General Partners an incentive management fee of $97,780.

All of the Partnership’s properties were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership, but is affiliated with other partnerships in which DSI Properties, Inc. is a general partner The Partnership has entered into management agreements with Dahn to operate its mini-storage facilities. Each agreement provides for a management fee equal to 5% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreements are renewable annually. During 2010 and 2009 the Partnership paid Dahn management fees of $90,352 and $95,368, respectively. Amounts payable to Dahn at December 31, 2010 and 2009, were $7,486 and $8,949, respectively.

None of the General Partner's directors is “independent” under the independence standards established by the Securities and Exchange Commission, as all directors are employed by a General Partner.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by Cacciamatta Accountancy Corporation for the audit of the Partnership's annual financial statements and for reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2010 were $39,700 and for 2009 were $39,700.

Other Fees

The Partnership did not pay Cacciamatta Accountancy Corporation any Non-Audit Related Fees, Tax Fees, or other fees during 2010 and 2009.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

See Index to Financial Statements and Supplemental Schedule in Item 8.

(2) Financial Statement Schedules

See Index to Financial Statements and Supplemental Schedule in Item 8.

(3) Exhibits

13 Annual Report Letter to Limited Partners

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer

32.1 Section 1350 Certification: Principal Executive Officer

32.2 Section 1350 Certification: Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VI,

a California Limited Partnership
by: DSI Properties, Inc., a California Corporation,
as General Partner

By: /s/ ROBERT J. CONWAY

Dated: March 31, 2011

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ JOSEPH W. CONWAY

Dated: March 31, 2011

JOSEPH W. CONWAY,  (Executive Vice President and Director)

By: /s/ RICHARD P. CONWAY

Dated: March 31, 2011

RICHARD P. CONWAY, (Senior Vice President, Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VI,

a California Limited Partnership
by: DSI Properties, Inc., a California corporation, as
General Partner

By: /s/ ROBERT J. CONWAY

Dated: March 31, 2011

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ JOSEPH W. CONWAY

Dated: March 31, 2011

JOSEPH W. CONWAY,  (Executive Vice President and Director)

By: /s/ RICHARD P. CONWAY

Dated: March 31, 2011

                                                            RICHARD P. CONWAY, (Senior Vice President, Chief Financial Officer)

ITEM 15(1)

2010 ANNUAL REPORT TO LIMITED PARTNERS OF
DSI REALTY INCOME FUND VIII

Financial Statements for its fiscal year ended December 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of DSI Realty Income Fund VIII:

We have audited the accompanying balance sheets of DSI Realty Income Fund VIII, a California Limited Partnership (the "Partnership") as of December 31, 2010 and 2009 and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2010. Our audits also included the supplemental schedule listed in the Index at Item 15(2). These financial statements and the supplemental schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DSI Realty Income Fund VIII at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the supplemental schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Cacciamatta Accountancy Corporation
Irvine, California

March 31, 2011

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

BALANCE SHEETS
AS OF DECEMBER 31	2010	2009
ASSETS
Cash and cash equivalents	$ 560,140	$ 715,441
Property, net (Note 3)	1,997,662	2,005,994
Investment in joint venture	194,859	190,828
Uncollected rental revenue	79,231	77,170
Prepaid advertising	3,281	20,343
Other assets	24,280	18,500
TOTAL	$ 2,859,453	$ 3,028,276

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
Distribution due to partners (Note 4)	$ 242,424	$ 242,424
Incentive management fee payable to general partners (Note 4)	-	24,833
Property management fees payable (Note 6)	7,486	8,949
Customer deposits and other liabilities	17,774	15,498
Deferred income	37,991	40,790
Accrued expenses	26,236	21,719
Total liabilities	331,911	354,213
PARTNERS' EQUITY (DEFICIT) (Note 4)
General partners	(79,292)	(77,826)
Limited Partners	2,606,834	2,751,889
Total partners' equity	2,527,542	2,674,063
TOTAL	$ 2,859,453	$ 3,028,276

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31	2010	2009
REVENUES
Self-storage rental income	1,716,672	1,797,587
Ancillary operating revenue	129,975	144,043
Interest and other income	279	569
Total revenues	1,846,926	1,942,199
EXPENSES
Depreciation	13,865	19,058
Operating	672,721	599,514
General and administrative	237,689	254,106
Interest	-	-
General partners' incentive management fee (Note 4)	84,282	97,780
Property management fee (Note 6)	90,352	95,368
Total expenses	1,098,909	1,065,826
OPERATING INCOME	748,017	876,373
INCOME BEFORE EQUITY IN INCOME OF REAL ESTATE JOINT VENTURE	748,017	876,373
EQUITY IN INCOME OF REAL ESTATE JOINT VENTURE	79,331	94,470
NET INCOME	$ 827,348	$ 970,843
AGGREGATE NET INCOME ALLOCATED TO (Note 4)
Limited partners	$ 819,075	$ 961,135
General partners	8,273	9,708
TOTAL	$ 827,348	$ 970,843
Number of limited partnership units outstanding	24,000	24,000
NET INCOME PER LIMITED PARTNERSHIP UNIT (Notes 2 and 4)	$ 34.13	$ 40.05

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
	General Partners	Limited Partners	Total
BALANCE DECEMBER 31, 2008	$(77,778)	$2,756,636	$2,678,858
Net income	9,708	961,135	970,843
Distributions	(9,756)	(965,882)	(975,638)
BALANCE DECEMBER 31, 2009	$(77,826)	$2,751,889	$2,674,063
Net income	8,273	819,075	827,348
Distributions	(9,739)	(964,130)	(973,869)
BALANCE DECEMBER 31, 2010	$(79,292)	$2,606,834	$2,527,542

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 827,348	$ 970,843
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	13,865	19,058
Equity in earnings of real estate joint venture	(79,331)	(94,470)
Changes in assets and liabilities
Other assets	9,221	62,97
Incentive management fee payable to general partners	(24,833)	(3,631)
Property management fees payable	(1,463)	(1,212)
Customer deposits and other liabilities	3,994	(17,167)
Net cash provided by operating activities	748,801	879,718
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property	(5,533)	(23,983)
Net cash used in investing activities	(5,533)	(23,983)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners	(973,869)	(975,638)
Distributions from real estate joint venture	75,300	93,300
Payments on capital lease obligation	-	-
Net cash used in financing activities	(898,569)	(882,338)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(155,301)	(26,603)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	715,441	742,044
CASH AND CASH EQUIVALENTS, END OF YEAR SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION	$ 560,140	$ 715,441
Cash paid for interest	$ -	$ -
NON CASH INVESTING AND FINANCING ACTIVITIES
Distribution due partners included in partners' equity	$ 242,424	$ 242,424

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

1. GENERAL

DSI Realty Income Fund VIII, a California Limited Partnership (the "Partnership"), has three general partners (DSI Properties, Inc. and RJC Capital Management, LLC and JWC Capital Management, LLC. The two LLCs are those of Robert J. Conway and Joseph W. Conway, the initial Gereral Partners of Registrant) and limited partners owning 24,000 limited partnership units, which were purchased for $500 per unit. The general partners have made no capital contributions to the Partnership and are not required to make any capital contributions in the future. The Partnership has a maximum life of 50 years and was formed on November 28, 1983, under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

The Partnership owns mini-storage facilities located in El Centro, Lompoc, Stockton, and Huntington Beach, California; and has a 30% interest in a facility located in Aurora, Colorado through a joint venture with DSI Realty Income Fund IX. All facilities were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner (see Note 7).

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

Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes for the year ended December 31, 2010 and 2009 is $20,265 and $31,694, respectively.

Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

Advertising Expense - Costs related to advertising in Yellow Pages are capitalized and amortized over 12 months. All other advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2010 and 2009 were $136,901 and $80,850 respectively.

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

Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2010 or 2009.

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

Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash and cash equivalents and rent receivables. The Partnership places its cash and cash equivalents with high credit quality institutions. Accounts at banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2010, the Partnership had $227,583 in excess of insured limits. The Partnership performs ongoing evaluations of these institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial insitutions utilized by the Partnership.

Recent Accounting Pronouncements

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff.  The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  Therefore, starting from the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB.  As the Codification is not intended to change or alter existing US GAAP, it did not have any impact on the Partnership's consolidated financial statements.

As a result of the Partnership's implementation of the Codification during the year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable.  In the current consolidated financial statements, the Partnership will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

In August 2010, the FASB issued ASU No. 2010-21, "Accounting for Technical Amendments to Various SEC Rules and Schedules ASU 2010-21." This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and did not have a significant impact on the Partnership's financial statements.

3. PROPERTY

The total cost of property and accumulated depreciation were as follows as of December 31:

	2010	2009
Land	$ 1,969,877	$ 1,969,877
Buildings and improvements	6,099,447	6,093,914
Rental trucks under capital leases	70,047	70,047
Total	8,139,371	8,133,838
Less accumulated depreciation	(6,141,709)	(6,127,844)
Property - net	$ 1,997,662	$ 2,005,994

Depreciation expense of $0 was recorded on the rental trucks under capital leases in 2010 and 2009.

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

6. RELATED-PARTY TRANSACTIONS

The partnership has entered into management agreements with Dahn to operate their mini-storage facility. The management provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $90,352 and $95,368 for the years ended December 31, 2010 and 2009, respectively. Amounts payable to Dahn at December 31, 2010 and 2009, were $7,486 and $8,949, respectively.

7. INVESTMENT IN REAL ESTATE JOINT VENTURE

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

8. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

In the preliminary submission to the Securities and Exchange commission, the General Partners solicited the consents of limited partners to an amendment of the Certificate and Agreement of Limited Partnership to reflect a proposed change in legal status of the General Partners. The change was to amend paragraph 6 of the Limited Partnership Agreement indicating that the General Partners of the Partnership are DSI Properties, Inc., a California corporation (no change) and RJC Capital Management, LLC and JWC Capital Management, LLC.  The two LLCs are those of Robert J. Conway and Joseph W. Conway, the initial General Partners of Registrant. There are 24,000 units available to vote and the General Partners received 15,915 votes or 66% voting in favor of the amendment. Ballots were reviewed and tabulated by the independent accounting firm of Goodrich, Baron & Goodyear, LLP and the results were certified on December 31, 2010.

9. SUBSEQUENT EVENTS

Events subsequent to December 31, 2010 have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 15(2)

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2010

				Costs	Gross Amount at Which Carried
	Initial Cost to Partnership			Capitalized Subsequent to Acquisition	December 31, 2010
Description	Encum-brances	Land	Buildings and Improvements	Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Acq’d	Life
MINI-U-STORAGE
El Centro, CA	None	$163,560	$708,710	$8,708	$163,560	$717,418	$880,978	($717,777)	04/85	20 Yrs
Lompoc, CA	None	277,200	1,524,229	48,664	277,200	1,572,893	1,850,093	(1,553,002)	02/85	20 Yrs
Stockton, CA	None	353,117	1,375,823	47,981	353,117	1,423,804	1,776,921	(1,424,265)	01/85	20 Yrs
Huntington Beach, CA	None	1,176,000	2,306,019	79,313	1,176,000	2,385,332	3,561,332	(2,376,619)	06/85	20 Yrs
		$1,969,877	$5,914,781	$184,666	$1,969,877	$6,099,447	$8,069,324	($6,071,663)

EXHIBIT 13

2010 ANNUAL REPORT TO LIMITED PARTNERS OF DSI REALTY INCOME FUND VIII

Dear Limited Partner:

This report contains the Partnership's balance sheets as of December 31, 2010 and 2009, and the related statements of income, changes in partners' equity (deficit) and cash flows for each of the two years ended December 31, 2010 accompanied by a report of Independent Registered Public Accounting firm. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

Average occupancy levels and revenue per square foot for each of the Partnership's properties for the years ended December 31, 2010 and 2009 were as follows:

			2010			2009
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
El Centro, CA	1.42	Mar-85	24,455	6.49	64.2	24,455	6.60	64.1
Huntington Beach, CA	3.28	Jun-85	61,338	14.34	79.4	61,338	15.37	79.4
Lompoc, CA	2.24	Oct-85	46,514	9.58	76.6	46,514	10.42	80.7
Stockton, CA	2.88	Jan-85	49,141	7.37	74.4	49,141	7.18	78.2

We will keep you informed of the activities of your Fund as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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

Date: March 31, 2011

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

Date: March 31, 2011

/s/ RICHARD P. CONWAY
__________________________________

Richard P. Conway
Senior Vice President of DSI Properties, Inc., General Partner (chief financial officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI REALTY INCOME FUND VIII (the "Partnership") on Form 10-K for the period ending December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 31, 2011

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI REALTY INCOME FUND VIII (the "Partnership") on Form 10-K for the period ending December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of

the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 31, 2011