Form 10-Q
period 2011-03-31
DSI REALTY INCOME FUND VIII
filed 2011-05-16
CIK 743366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

BALANCE SHEETS (UNAUDITED)	March 31, 2011	December 31, 2010 (Audited)
ASSETS:
Cash & Equivalents	$ 459,400	$ 560,140
Property Net	1,995,905	1,997,662
Investment in Joint Venture	200,833	194,859
Uncollected Rental Revenue	72,363	79,231
Prepaid Advertising	5,223	3,281
Other Assets	49,883	24,280
TOTAL	$ 2,783,607	$ 2,859,453

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 242,424	$ 242,424
Incentive Management Fee Liability	0	0
Property Management Fee Liability	7,320	7,486
Deferred Income	39,619	37,991
Accrued Expenses	36,925	26,236
Other Liabilities	2,627	17,774
Total Liabilities	$ 328,915	$ 331,911

PARTNERS' EQUITY:
General Partners	(80,020)	(79,292)
Limited Partners	2,534,712	2,606,834
Total Partners' Equity	$ 2,454,692	$ 2,527,542
TOTAL	$ 2,783,607	$ 2,859,453
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)
	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
REVENUES:
Self-storage rental income	$ 420,494	$ 420,334
Ancillary operating revenue	35,418	32,992
Interest and other income	56	82
TOTAL	$ 455,968	$ 453,408
EXPENSES:
Depreciation	1,757	3,422
Operating	166,023	151,168
General and administrative	98,555	97,074
General partners' incentive management fee	14,253	24,018
Property management fee	22,880	22,198
TOTAL	$ 303,468	$ 297,880

INCOME BEFORE EQUITY IN INCOME OF REAL ESTATE JOINT VENTURE	$ 152,500	$ 155,528
EQUITY IN INCOME OF REAL ESTATE JOINT VENTURE	17,074	19,004
NET INCOME	$ 169,574	$ 174,532
AGGREGATE INCOME ALLOCATED TO:
General partners	1,696	1,745
Limited partners	167,878	172,787
TOTAL	$ 169,574	$ 174,532

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 6.99	$ 7.20
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)
	General Partners	Limited Partners	Total
BALANCE AT DECEMBER 31, 2010 (Audited)	$ (79,292)	$ 2,606,834	$ 2,527,542

Net Income Allocation	1,696	167,878	169,574
Distributions	(2,424)	(240,000)	(242,424)

BALANCE AT MARCH 31, 2011	$ (80,020)	$ 2,534,712	$ 2,454,692

The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three months ended March 31, 2011	Three months ended March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 169,574	$ 174,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,757	3,422
Equity in earnings of real estate joint venture	(17,074)	(19,004)
Distributions from real estate joint venture	11,100	18,600
Changes in assets and liabilities:
Other assets	(20,677)	(9,345)
Incentive management fee payable to General Partners	0	(11,144)
Property management fees payable	(166)	(646)
Customer deposits and other liabilities	(2,830)	36,477
Net cash provided by operating activities	141,684	192,892

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	0	0
Net cash used in investing activities	0	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(242,424)	(242,424)
Net cash used in financing activities	(242,424)	(242,424)

NET DECREASE IN CASH AND EQUIVALENTS	$ (100,740)	$ (49,532)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	560,140	715,441
CASH AND EQUIVALENTS AT END OF PERIOD	$ 459,400	$ 665,909

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	0	0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due to partners included in partners' equity	$ 242,424	$ 242,424
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2011

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

The accompanying unaudited interim financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at March 31, 2011 were as follows:

	March 31, 2011	December 31, 2010
Land	$ 1,969,877	$ 1,969,877
Buildings and improvements	6,099,447	6,099,447
Rental trucks under capital leases	70,047	70,047
Total	8,139,371	8,139,371
Less accumulated depreciation	(6,143,466)	(6,141,709)
Property – net	$ 1,995,905	$ 1,997,662

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $22,880 and $22,198, for the three month periods ended March 31, 2011 and  2010, respectively. Amounts payable to Dahn at March 31, 2011 and December 31, 2010 were $7,320 and $7,486, respectively.

6. SUBSEQUENT EVENTS

Events subsequent to March 31, 2011, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2011 COMPARED TO 2010

For the three-month periods ended March 31, 2011 and 2010, revenues increased 0.6% to $455,968 from $453,408 and total expenses increased 1.9% to $303,468 from $297,880 resulting in a decrease in net income of 2.8% to $169,574 from $174,532. Rental revenues increased primarily as a result of higher unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 69.9% for the three-month period ended March 31, 2011, compared to 78.6% for the same period in 2010. Operating expenses increased $14,855 or 9.8% primarily due to an increase in repair and maintenance, partially offset by a decrease in workers compensation insurance and security and alarm expenses. General and administrative expenses increased $1,481 or 1.5% primarily as a result of an increase in legal and professional expenses.

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

By: /s/ ROBERT J. CONWAY

Dated: May 16, 2011

ROBERT J. CONWAY, President
(Chief Executive Office)

By: /s/ JOSEPH W. CONWAY

Dated: May 16, 2011

JOSEPH W. CONWAY, Executive Vice President
(Director)

By: /s/ RICHARD P. CONWAY

Dated: May 16, 2011

RICHARD P. CONWAY, Senior Vice President
(Chief Financial Officer)

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

May 16, 2011

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

May 16, 2011

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 16, 2011

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 16, 2011