Form 10-Q
period 2011-06-30
DSI REALTY INCOME FUND VIII
filed 2011-08-22
CIK 743366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

Condensed Balance Sheets (Unaudited) (USD $)
	June 30, 2011	December 31, 2010
		(Audited)
ASSETS:
Cash & Equivalents	$ 438,116	$ 560,140
Property Net	2,011,825	1,997,662
Investment in Joint Venture	202,107	194,859
Uncollected Rental Revenue	61,803	79,231
Prepaid Advertising	4,403	3,281
Other Assets	23,652	24,280
TOTAL	$ 2,741,906	$ 2,859,453
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 242,424	$ 242,424
Incentive Management Fee Liability	9,005	0
Property Management Fee Liability	7,758	7,486
Deferred Income	38,958	37,991
Accrued Expenses	35,064	26,236
Other Liabilities	1,574	17,774
Total Liabilities	334,783	331,911
PARTNERS' EQUITY:
General Partners	(80,497)	(79,292)
Limited Partners	2,487,620	2,606,834
Total Partners' Equity	2,407,123	2,527,542
TOTAL	$ 2,741,906	$ 2,859,453

The accompanying notes are an integral part of these Unaudited Financial Statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited) (USD $)	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

REVENUES:
Self-storage rental income	$ 413,796	$ 441,518	$ 834,289	$ 861,852
Ancillary operating revenue	40,018	31,403	75,436	64,395
Interest and other income	42	76	99	158
TOTAL	453,856	472,997	909,824	926,405
EXPENSES:
Depreciation	5,096	4,030	6,853	7,452
Operating	161,215	180,208	327,238	331,376
General and administrative	56,158	44,995	154,713	142,069
General partners' incentive management fee	23,659	19,869	37,912	43,887
Property management fee	22,240	22,152	45,120	44,350
Total	268,368	271,254	571,836	569,134
INCOME BEFORE EQUITY IN INCOME OF REAL ESTATE JOINT VENTURE:	185,488	201,743	337,988	357,271
EQUITY IN INCOME OF REAL ESTATE JOINT VENTURE:	12,974	15,447	30,048	34,451
NET INCOME	$ 198,462	$ 217,190	$ 368,036	$ 391,722

AGGREGATE INCOME ALLOCATED TO:
General partners	$ 1,985	$ 2,172	$ 3,680	$ 3,917
Limited partners	196,477	215,018	364,356	387,805
TOTAL	$ 198,462	$ 217,190	$ 368,036	$ 391,722

Weighted average limited partnership units outstanding	24,000	24,000	24,000	24,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 8.19	$ 8.96	$ 15.18	$ 16.16

The accompanying notes are an integral part of these Unaudited Financial Statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

Condensed Statements of Changes in Partners' Equity (Deficit) (Unaudited) (USD $)
	General Partners	Limited Partners	Total

BALANCE, December 31, 2010 (Audited)	$ (79,292)	$ 2,606,834	$ 2,527,542
Net Income Allocation	3,680	364,356	368,036
Distributions	(4,885)	(483,570)	(488,455)
BALANCE, June 30, 2011	$ (80,497)	$ 2,487,620	$ 2,407,123

The accompanying notes are an integral part of these Unaudited Financial Statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

Condensed Statements of Cash Flows (Unaudited) (USD $)	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 368,036	$ 391,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,853	7,452
Equity in earnings of real estate joint venture	(30,048)	(34,451)
Distributions from real estate joint venture	22,800	27,900
Changes in assets and liabilities:
Other assets	16,934	9,809
Incentive management fee payable to General Partners	9,005	(24,833)
Property management fees payable	272	192
Customer deposits and other liabilities	(6,405)	(19,247)
Net cash provided by operating activities	387,447	358,544
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(21,016)	(5,533)
Net cash used in investing activities	(21,016)	(5,533)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(488,455)	(489,022)
Net cash used in financing activities	(488,455)	(489,022)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(122,024)	(136,011)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	560,140	715,441
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 438,116	$ 579,430
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ 0	$ 0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 242,424	$ 242,424

The accompanying notes are an integral part of these Unaudited Financial Statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

1. GENERAL

Registrant, DSI Realty Income Fund VIII (the "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership (hereinafter referred to as "Agreement") dated November 28, 1983 and restated April 23, 1984. The General Partners are DSI Properties, Inc., a California corporation, and RJC Capital Management, LLC and JWC Capital Management, LLC. The two LLC's are those of Robert J. Conway and Joseph W. Conway, the General Partners of Diversified Investor's Agency “DIA”, a general partnership, and one of the initial General Partner’s of Registrant. The two LLCs replaced DIA as a General Partner as of 2010.

DSI Properties, Inc. is an affiliate of Diversified Securities, Inc., a wholly-owned subsidiary of DSI Financial, Inc. The General Partners provide similar services to other partnerships. Through its public offering of Limited Partnership Units, Registrant sold twenty-four thousand (24,000) units of limited partnership interests aggregating Twelve Million Dollars ($12,000,000). The General Partners have retained a one percent (1%) interest in all profits, losses and distributions (subject to certain conditions) without making any capital contribution to the Partnership. The General Partners are not required to make any capital contributions to the Partnership in the future.

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

Fair Value of Financial Instruments

ASC 825-10 (formerly SFAS 107, “Disclosures about Fair Value of Financial Instruments”) defines financial instruments and requires disclosure of the fair value of financial instruments held by the Partnership. The Partnership considers the carrying amount of cash, accounts receivable, other receivables, accounts payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income (loss) as part of the statement of shareholders’ equity. Instead, the Partnership must report comprehensive income (loss) in either a single continuous statement of comprehensive income (loss) which contains two sections, net income (loss) and other comprehensive income (loss), or in two separate but consecutive statements. This guidance will be effective for the Partnership beginning in fiscal 2012. The Partnership does not expect the adoption of the standard update to impact its financial position or results of operations, as it only requires a change in the format of presentation.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. While many of the amendments to U.S. GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Partnership does not expect the adoption of the standard update to have a significant impact on its financial position or results of operations.

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
Land	$ 1,969,877	$ 1,969,877
Buildings and improvements	6,120,463	6,099,447
Rental trucks under capital leases	70,047	70,047
Total	8,160,387	8,139,371
Less accumulated depreciation	(6,148,562)	(6,141,709)
Property, net The accompanying notes are an integral part of these Unaudited Financial Statements.	$ 2,011,825	$1,997,662

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $45,120 and $44,350, for the six month periods ended June 30, 2011 and  2010, respectively. Amounts payable to Dahn at June 30, 2011 and December 31, 2010 were $7,758 and $7,486, respectively.

6. SUBSEQUENT EVENTS

Events subsequent to June 30, 2011, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2011 COMPARED TO 2010

For the three-month periods ended June 30, 2011 and 2010, revenues decreased 4.0% to $453,856 from $472,997 and total expenses decreased 1.1% to $268,368 from $271,254 resulting in a decrease in net income of 8.6% to $198,462 from $217,190. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 69.2% for the three-month period ended June 30, 2011, compared to 74.6% for the same period in 2010. Operating expenses decreased $18,993 or 10.5% primarily due to decreases in advertising, repair and maintenance, security and alarms and health insurance expenses partially offset by increases in telephone, salary and wages and truck lease expenses. General and administrative expenses increased $11,163 or 24.8% primarily as a result of an increase in legal and professional, bank account maintenance fees and postage.

For the six-month periods ended June 30, 2011 and 2010, revenues decreased 1.8% to $909,824 from $926,405 and total expenses increased 0.5% to $571,836 from $569,134, resulting in a decrease in net income of 6.0% to $368,036 from $391,722. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 69.5% for the six-month period ended June 30, 2011, compared to 74.7% for the same period in 2010. Operating expenses decreased $4,138 or 1.2% primarily due to decreases in advertising, merchandise for resale, security and alarms, trash services and health insurance expenses partially offset by increases in telephone and repair and maintenance expenses. General and administrative expenses increased $12,644 or 8.9% primarily as a result of an increase in legal and professional, office supplies, travel and administration expenses partially offset by decreases in petty cash and credit card fee expenses.

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

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited consolidated financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets (Unaudited); (ii) Condensed Statements of Income (Unaudited); (iii) Condensed Statements of Stockholders’ Equity (Unaudited); (iv) Condensed Statements of Cash Flows (Unaudited); and (v) the Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VIII,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: August 22, 2011

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ JOSEPH W. CONWAY

Dated: August 22, 2011

JOSEPH W. CONWAY, Executive Vice President
(Director)

By: /s/ RICHARD P. CONWAY

Dated: August 22, 2011

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
August 22, 2011

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
August 22, 2011

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
August 22, 2011

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
August 22, 2011