Form 10-Q
period 2011-09-30
DSI REALTY INCOME FUND VIII
filed 2011-11-14
CIK 743366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

Condensed Balance Sheets (Unaudited)
	September 30, 2011	December 31, 2010
		(Audited)
ASSETS:
Cash & Equivalents	$446,010	$560,140
Property Net	2,006,717	1,997,662
Investment in Joint Venture	198,189	194,859
Uncollected Rental Revenue	76,721	79,231
Prepaid Advertising	3,582	3,281
Other Assets	25,103	24,280
TOTAL	$2,756,322	$2,859,453
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$242,424	$242,424
Incentive Management Fee Liability	18,717	—
Property Management Fee Liability	7,991	7,486
Deferred Income	40,926	37,991
Accrued Expenses	27,759	26,236
Other Liabilities	26,025	17,774
Total Liabilities	363,842	331,911
PARTNERS' EQUITY:
General Partners	(80,463)	(79,292)
Limited Partners	2,473,123	2,606,834
Total Partners' Equity	2,392,480	2,527,542
TOTAL	$2,756,322	$2,859,453

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

REVENUES:
Self-storage rental income	$443,712	$416,438	$1,278,001	$1,278,290
Ancillary operating revenue	41,803	32,320	117,239	96,715
Interest and other income	36	63	135	222
TOTAL	485,551	448,821	1,395,375	1,375,227
EXPENSES:
Depreciation	5,108	3,499	11,961	10,951
Operating	165,196	156,206	492,434	487,583
General and administrative	58,845	39,883	213,558	181,952
General partners' incentive management fee	26,357	25,846	64,269	69,733
Property management fee	22,345	24,721	67,465	69,071
Total	277,851	250,155	849,687	819,290
INCOME BEFORE EQUITY IN INCOME OF REAL ESTATE JOINT VENTURE:	207,700	198,666	545,688	555,937
EQUITY IN INCOME OF REAL ESTATE JOINT VENTURE:	20,082	18,873	50,130	53,327
NET INCOME	$227,782	$217,539	$595,818	$609,261

AGGREGATE INCOME ALLOCATED TO:
General partners	$2,278	$2,175	$5,958	$6,093
Limited partners	225,504	215,364	589,860	603,168
TOTAL	$227,782	$217,539	$595,818	$609,261

Weighted average limited partnership units outstanding	24,000	24,000	24,000	24,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 9.40	$ 8.97	$ 24.58	$ 25.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

Condensed Statements of Changes in Partners' Equity (Deficit) (Unaudited)
	General Partners	Limited Partners	Total

BALANCE, December 31, 2010 (Audited)	$(79,292)	$2,606,834	$2,527,542
Net Income Allocation	5,958	589,860	595,818
Distributions	(7,309)	(723,571)	(730,880)
BALANCE, September 30, 2011	$(80,643)	$2,473,123	$2,392,480

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

Condensed Statements of Cash Flows (Unaudited)	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$595,818	$609,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,961	10,951
Equity in earnings of real estate joint venture	(50,130)	(53,324)
Distributions from real estate joint venture	46,800	49,500
Changes in assets and liabilities:
Other assets	1,386	21,728
Incentive management fee payable to General Partners	18,717	(20,918)
Property management fees payable	505	134
Customer deposits and other liabilities	12,709	17,817
Net cash provided by operating activities	637,766	635,149
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(21,016)	(5,533)
Net cash used in investing activities	(21,016)	(5,533)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(730,880)	(731,445)
Net cash used in financing activities	(730,880)	(731,445)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(114,130)	(101,829)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	560,140	715,441
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$446,010	$613,612
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$242,424	$242,424

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
Land	$ 1,969,877	$ 1,969,877
Buildings and improvements	6,120,463	6,099,447
Rental trucks under capital leases	70,047	70,047
Total	8,160,387	8,139,371
Less accumulated depreciation	(6,153,670)	(6,141,709)
Property, net	$ 2,006,717	$1,997,662

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $64,269 and $69,733, for the nine month periods ended September 30, 2011 and 2010, respectively. Amounts payable to Dahn at September 30, 2011 and December 31, 2010 were $7,991 and $7,486, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $3,685. Tax fees paid to DSI Properties, Inc. for the nine month period ended September 30, 2011 were $11,055.

6. SUBSEQUENT EVENTS

Events subsequent to September 30, 2011, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2011 COMPARED TO 2010

For the three-month periods ended September 30, 2011 and 2010, revenues increased 8.2% to $485,551 from $448,821 and total expenses increased 11.1% to $277,851 from $250,155 resulting in an increase in net income of 4.7% to $227,782 from $217,539. Rental revenues increased primarily as a result of higher unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 71.2% for the three-month period ended September 30, 2011, compared to 70.6% for the same period in 2010. Operating expenses increased $8,990 or 5.8% primarily due to increases in repairs and maintenance, truck maintenance and salaries and wages expenses. General and administrative expenses increased $18,962 or 47.5% primarily as a result of an increase in legal and professional and office supplies expenses.

For the nine-month periods ended September 30, 2011 and 2010, revenues increased 1.5% to $1,395,375 from $1,375,227 and total expenses increased 3.7% to $849,687 from $819,290, resulting in a decrease in net income of 2.2% to $595,818 from $609,261. Rental revenues increased primarily as a result of higher unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 70.13% for the nine-month period ended September 30, 2011, compared to 71.6% for the same period in 2010. Operating expenses increased $4,851 or 1.0% primarily due to increases in repairs and maintenance partially offset by decreases in advertising. General and administrative expenses increased $31,606 or 17.4% primarily as a result of an increase in legal and professional and office supplies expenses.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets (Unaudited); (ii) Condensed Statements of Income (Unaudited); (iii) Condensed Statements of Stockholders’ Equity (Unaudited); (iv) Condensed Statements of Cash Flows (Unaudited); and (v) the Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VIII,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: November 14, 2011

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: November 14, 2011

RICHARD P. CONWAY, Executive Vice President
(Chief Financial Officer and Director)

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
November 14, 2011

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

/s/ RICHARD P. CONWAY

Richard P. Conway
Executive Vice President of DSI Properties, Inc.,
General Partner (chief financial officer)
November 14, 2011

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
November 14, 2011

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ RICHARD P. CONWAY

Richard P. Conway
Executive Vice President of DSI Properties, Inc.,
General Partner (chief financial officer)
November 14, 2011