Form 10-Q
period 2012-03-31
DSI REALTY INCOME FUND VIII
filed 2012-05-15
CIK 743366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

Condensed Balance Sheets (Unaudited)
	March 31, 2012	December 31, 2011
		(Audited)
ASSETS:
Cash & Equivalents	$461,219	$392,610
Property Net	2,007,177	2,013,056
Investment in Joint Venture	194,101	192,874
Uncollected Rental Revenue	58,571	99,553
Prepaid Advertising	5,695	3,413
Other Assets	14,500	14,500
TOTAL	$2,741,263	$2,716,006
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$181,818	$181,818
Incentive Management Fee Liability	28,518	6,605
Property Management Fee Liability	7,885	7,570
Deferred Income	42,253	39,880
Accrued Expenses	21,656	25,717
Other Liabilities	35,244	17,149
Total Liabilities	317,374	278,739
PARTNERS' EQUITY:
General Partners	(80,329)	(80,195)
Limited Partners	2,504,218	2,517,462
Total Partners' Equity	2,423,889	2,437,267
TOTAL	$2,741,263	$2,716,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Three Months Ended
	March 31, 2012	March 31, 2011

REVENUES:
Self-storage rental income	$391,243	$420,494
Ancillary operating revenue	44,343	35,418
Interest and other income	12	56
TOTAL	435,598	455,968
EXPENSES:
Depreciation	5,879	1,757
Operating	155,060	166,023
General and administrative	73,959	98,555
General partners' incentive management fee	22,716	14,253
Property management fee	23,671	22,880
Total	281,285	303,468
INCOME BEFORE EQUITY IN INCOME OF REAL ESTATE JOINT VENTURE:	154,313	152,500
EQUITY IN INCOME OF REAL ESTATE JOINT VENTURE:	14,127	17,074
NET INCOME	$168,440	$169,574

AGGREGATE INCOME ALLOCATED TO:
General partners	$1,684	$1,696
Limited partners	166,756	167,878
TOTAL	$168,440	$169,574

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 6.95	$ 6.99

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

Condensed Statements of Changes in Partners' Equity (Deficit) (Unaudited)
	General Partners	Limited Partners	Total

BALANCE, December 31, 2011 (Audited)	$(80,195)	$2,517,462	$2,437,267
Net Income Allocation	1,684	166,756	168,440
Distributions	(1,818)	(180,000)	(181,818)
BALANCE, March 31, 2012	$(80,329)	$2,504,218	$2,423,889

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

Condensed Statements of Cash Flows (Unaudited)	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$168,440	$169,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,879	1,757
Equity in earnings of real estate joint venture	(14,127)	(17,074)
Distributions from real estate joint venture	12,900	11,100
Changes in assets and liabilities:
Other assets	38,701	(20,677)
Incentive management fee payable to General Partners	21,913	0
Property management fees payable	315	(166)
Customer deposits and other liabilities	16,407	(2,830)
Net cash provided by operating activities	250,428	141,684
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	0	0
Net cash used in investing activities	0	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(181,818)	(242,424)
Net cash used in financing activities	(181,818)	(242,424)
NET DECREASE IN CASH AND CASH EQUIVALENTS	68,609	(100,740)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	392,610	560,140
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$461,220	$459,400
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$181,818	$242,424

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2012

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

The accompanying unaudited interim financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's annual Report on Form 10-K for the year ended December 31, 2011.

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the three months ended March 31, 2012 and 2011 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of March 31, 2012 and December 31, 2011, accumulated other comprehensive income was $0.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. While many of the amendments to U.S. GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of the standard update does not have a significant impact on its financial position or results of operations.

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Land	$ 1,969,877	$ 1,969,877
Buildings and improvements	6,130,185	6,130,185
Rental trucks under capital leases	70,047	70,047
Total	8,170,109	8,170,109
Less accumulated depreciation	(6,162,932	(6,157,053)
Property, net	$2,007,177	$2,013,056

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $23,671 and $22,880 for the three month periods ended March 31, 2012 and 2011, respectively. Amounts payable to Dahn at March 31, 2012 and December 31, 2011 were $7,885 and $7,570, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $3,685. Tax fees paid to DSI Properties, Inc. for the nine month period ended March 31, 2012 were $11,055.

6. SUBSEQUENT EVENTS

Events subsequent to March 31, 2012, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2012 COMPARED TO 2011

For the three-month periods ended March 31, 2012 and 2011, revenues decreased 4.5% to $435,598 from $455,968 and total expenses decreased 7.3% to $281,285 from $303,468 resulting in an decrease in net income of 0.7% to $168,440 from $169,574. Rental revenues decreased primarily as a result of lower unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 69.4% for the three-month period ended March 31, 2012, compared to 69.9% for the same period in 2011. Operating expenses decreased $10,963 or 6.6% primarily due to decreases in repairs and maintenance and salaries and wages expenses. General and administrative expenses decreased $24,596 or 25.0% primarily as a result of a decrease in legal and professional, travel and credit card fees.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets (Unaudited); (ii) Condensed Statements of Income (Unaudited); (iii) Condensed Statements of Stockholders’ Equity (Unaudited); (iv) Condensed Statements of Cash Flows (Unaudited); and (v) the Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VIII,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: May 15, 2012

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: May 15, 2012

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
May 15, 2012

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
May 15, 2012

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending March 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
May 15, 2012

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending March 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
May 15, 2012