Form 10-Q
period 2012-06-30
DSI REALTY INCOME FUND VIII
filed 2012-08-20
CIK 743366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

Condensed Balance Sheets (Unaudited)
	June 30, 2012	December 31, 2011
		(Audited)
ASSETS:
Cash & Equivalents	$386,510	$392,610
Property Net	2,025,353	2,013,056
Investment in Joint Venture	201,414	192,874
Uncollected Rental Revenue	92,611	99,553
Prepaid Advertising	4,557	3,413
Other Assets	17,817	14,500
TOTAL	$2,728,262	$2,716,006
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$181,818	$181,818
Incentive Management Fee Liability	12,043	6,605
Property Management Fee Liability	7,712	7,570
Deferred Income	37,449	39,880
Accrued Expenses	23,322	25,717
Other Liabilities	9,594	17,149
Total Liabilities	271,938	278,739
PARTNERS' EQUITY:
General Partners	(80,005)	(80,195)
Limited Partners	2,536,329	2,517,462
Total Partners' Equity	2,456,324	2,437,267
TOTAL	$2,728,262	$2,716,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Three Months Ended
	June 30, 2012	June 30, 2011

REVENUES:
Self-storage rental income	$437,595	$413,796
Ancillary operating revenue	38,843	40,018
Interest and other income	0	42
TOTAL	476,438	453,856
EXPENSES:
Depreciation	3,012	5,096
Operating	171,880	161,215
General and administrative	71,742	56,158
General partners' incentive management fee	12,043	23,659
Property management fee	21,872	22,240
Total	280,549	268,368
INCOME BEFORE EQUITY IN INCOME OF REAL ESTATE JOINT VENTURE:	195,889	185,488
EQUITY IN INCOME OF REAL ESTATE JOINT VENTURE:	22,013	12,974
NET INCOME	$217,902	$198,462

AGGREGATE INCOME ALLOCATED TO:
General partners	$2,179	$1,985
Limited partners	215,723	196,477
TOTAL	$217,902	$198,462

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$8.99	$8.19

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Six Months Ended
	June 30, 2012	June 30, 2011

REVENUES:
Self-storage rental income	$828,838	$834,289
Ancillary operating revenue	83,186	75,436
Interest and other income	12	99
TOTAL	912,036	909,824
EXPENSES:
Depreciation	8,891	6,853
Operating	326,939	327,238
General and administrative	145,701	154,713
General partners' incentive management fee	34,759	37,912
Property management fee	45,543	45,120
Total	561,833	571,836
INCOME BEFORE EQUITY IN INCOME OF REAL ESTATE JOINT VENTURE:	350,203	337,988
EQUITY IN INCOME OF REAL ESTATE JOINT VENTURE:	36,140	30,048
NET INCOME	$386,343	$368,036

AGGREGATE INCOME ALLOCATED TO:
General partners	$3,863	$3,680
Limited partners	382,480	364,356
TOTAL	$386,343	$368,036

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$15.94	$15.18

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

Condensed Statements of Changes in Partners' Equity (Deficit) (Unaudited)
	General Partners	Limited Partners	Total

BALANCE, December 31, 2011 (Audited)	$(80,195)	$2,517,462	$2,437,267
Net Income Allocation	3,863	382,480	386,343
Distributions	(3,673)	(363,613)	(367,286)
BALANCE, June 30, 2012	$(80,005)	$2,536,329	$2,456,324

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

Condensed Statements of Cash Flows (Unaudited)	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$386,343	$368,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,891	6,853
Equity in earnings of real estate joint venture	(36,140)	(30,048)
Distributions from real estate joint venture	27,600	22,800
Changes in assets and liabilities:
Other assets	2,481	16,934
Incentive management fee payable to General Partners	5,438	9,005
Property management fees payable	142	272
Customer deposits and other liabilities	(12,381)	(6,405)
Net cash provided by operating activities	382,374	387.447
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(21,188)	(21,016)
Net cash used in investing activities	0	(21,016)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(367,286)	(488,455)
Net cash used in financing activities	(367,286)	(488,455)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,100)	(122,024)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	392,610	560,140
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$386,510	$438,116
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$181,818	$242,424

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2012

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

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the six months ended June 30, 2012 and 2011 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of June 30, 2012 and December 31, 2011, accumulated other comprehensive income was $0.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Land	$ 1,969,877	$ 1,969,877
Buildings and improvements	6,151,373	6,130,185
Rental trucks under capital leases	70,047	70,047
Total	8,191,297	8,170,109
Less accumulated depreciation	(6,165,944)	(6,157,053)
Property, net	$2,025,353	$2,013,056

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $45,543 and $45,120 for the six month periods ended June 30, 2012 and 2011, respectively. Amounts payable to Dahn at June 30, 2012 and December 31, 2011 were $7,712 and $7,570, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $3,685. Tax fees paid to DSI Properties, Inc. for the six month period ended June 30, 2012 were $22,110.

6. SUBSEQUENT EVENTS

Events subsequent to June 30, 2012, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2012 COMPARED TO 2011

For the three-month periods ended June 30, 2012 and 2011, revenues increased 5.0% to $476,438 from $453,856 and total expenses increased 4.6% to $280,549 from $268,368 resulting in a increase in net income of 9.8% to $217,902 from $198,462. Rental revenues increased primarily as a result of higher unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 66.0% for the three-month period ended June 30, 2012, compared to 66.2% for the same period in 2011. Operating expenses increased $10,665 or 6.6% primarily due to increases in repairs and maintenance and employee promotional expenses; partially offset by decreases in promotional advertising expenses. General and administrative expenses increased $15,584 or 27.8% primarily as a result of an increase in legal and professional expenses.

For the six-month periods ended June 30, 2012 and 2011, revenues increased 0.2% to $912,036 from $909,824 and total expenses decreased 1.7% to $561,833 from $571,836 resulting in an increase in net income of 5.0% to $386,343 from $368,036. Rental revenues increased primarily as a result of increases in unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 66.9% for the six-month period ended June 30, 2012, compared to 66.7% for the same period in 2011. Operating expenses decreased $299 or 0.09% primarily due to increases in employee promotional expenses; partially offset by decreases in promotional advertising. General and administrative expenses decreased $9,012 or 5.8% primarily as a result of a decrease in legal and professional expenses.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets (Unaudited); (ii) Condensed Statements of Income (Unaudited); (iii) Condensed Statements of Stockholders’ Equity (Unaudited); (iv) Condensed Statements of Cash Flows (Unaudited); and (v) the Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VIII,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: August 20, 2012

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: August 20, 2012

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
August 20, 2012

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
August 20, 2012

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
August 20, 2012

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
August 20, 2012