Form 10-Q
period 2012-09-30
DSI REALTY INCOME FUND VIII
filed 2012-11-14
CIK 743366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

CONDENSED BALANCE SHEETS
	As of September 30,	As of December 31,
	2012	2011
	(Unaudited)
ASSETS:
Cash & Equivalents	$458,627	$392,610
Property, Net	2,021,240	2,013,056
Investment in Joint Venture	195,995	192,874
Uncollected Rental Revenue	118,067	99,553
Prepaid Advertising	-	3,413
Other Assets	14,499	14,500
TOTAL ASSETS	$2,808,428	$2,716,006
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$181,818	$181,818
Incentive Management Fee Liability	28,986	6,605
Property Management Fee Liability	7,672	7,570
Deferred Income	37,066	39,880
Accrued Expenses	25,484	25,717
Other Liabilities	42,127	17,149
Total Liabilities	323,153	278,739
PARTNERS' EQUITY:
General Partners	(79,715)	(80,195)
Limited Partners	2,564,990	2,517,462
Total Partners' Equity	2,485,275	2,437,267
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$2,808,428	$2,716,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF INCOME
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
REVENUES
Self-storage rental income	$431,547	$443,712	$1,260,385	$1,278,001
Ancillary operating revenue	42,996	41,803	126,182	117,239
Interest and other income	-	36	12	135
TOTAL	474,543	485,551	1,386,579	1,395,375
EXPENSES
Depreciation	4,113	5,108	13,004	11,961
Operating	176,665	165,196	503,605	492,434
General and administrative	61,643	58,845	207,344	213,558
General partners' incentive management fee	22,965	26,357	57,724	64,269
Property management fee	21,768	22,345	67,311	67,465
Total	287,154	277,851	848,988	849,687
INCOME BEFORE EQUITY IN INCOME OF REAL ESTATE JOINT VENTURE	187,389	207,700	537,591	545,688
Equity in income of real estate joint venture	23,380	20,082	59,521	50,130
NET INCOME	$210,769	$227,782	$597,112	$595,818

AGGREGATE INCOME ALLOCATED TO:
General partners	$2,108	$2,278	$5,971	$5,958
Limited partners	208,661	225,504	591,141	589,860
TOTAL	$210,769	$227,782	$597,112	$595,818

Weighted average limited partnership units outstanding	24,000	24,000	24,000	24,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$8.69	$9.40	$24.63	$24.58

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF CHNAGES IN PARTNERS’ EQUITY (DEFICIT)

	General Partners	Limited Partners	Total

BALANCE, December 31, 2011 (Audited)	$(80,195)	$2,517,462	$2,437,267
Net Income Allocation	5,971	591,141	597,112
Distributions	(5,491)	(543,613)	(549,104)
BALANCE, September 30, 2012	$(79,715)	$2,564,990	$2,485,275

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW
	Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$597,112	$595,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,004	11,961
Equity in earnings of real estate joint venture	(59,521)	(50,130)
Distributions from real estate joint venture	56,400	46,800
Changes in assets and liabilities:
Other assets	(15,101)	1,386
Incentive management fee payable to General Partners	22,381	18,717
Property management fees payable	102	505
Customer deposits and other liabilities	21,931	12,709
Net cash provided by operating activities	636,308	637,766
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(21,187)	(21,016)
Net cash used in investing activities	(21,187)	(21,016)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(549,104)	(730,880)
Net cash used in financing activities	(549,104)	(730,880)
NET DECREASE IN CASH AND CASH EQUIVALENTS	66,017	(114,130)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	392,610	560,140
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$458,627	$446,010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$181,818	$242,424

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2012

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

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the nine months ended September 30, 2012 and 2011 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of September 30, 2012 and December 31, 2011, accumulated other comprehensive income was $0.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This standard will be effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Partnership does not expect the adoption of the standard update to impact its financial position or results of operations, as it only requires additional disclosure in the Partnership’s financial statements.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Land	$ 1,969,877	$ 1,969,877
Buildings and improvements	6,151,373	6,130,185
Rental trucks under capital leases	70,047	70,047
Total	8,191,297	8,170,109
Less accumulated depreciation	(6,170,058)	(6,157,053)
Property, net	$2,021,240	$2,013,056

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $67,311 and $67,465 for the nine month periods ended September 30, 2012 and 2011, respectively. Amounts payable to Dahn at September 30, 2012 and December 31, 2011 were $7,672 and $7,570, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $3,685. Tax fees paid to DSI Properties, Inc. for the nine month period ended September 30, 2012 and 2011 were $33,165 and $11,055, respectively.

6. SUBSEQUENT EVENTS

Events subsequent to September 30, 2012, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2012 COMPARED TO 2011

For the three-month periods ended September 30, 2012 and 2011, revenues decreased 2.3% to $474,543 from $485,551 and total expenses increased 3.3% to $287,153 from $277,851 resulting in a decrease in net income of 7.5% to $210,770 from $227,782. Rental revenues decreased primarily as a result of lower unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 67.9% for the three-month period ended September 30, 2012, compared to 71.2% for the same period in 2011. Operating expenses increased $11,468 or 6.9% primarily due to increases in salaries and wages and advertising. General and administrative expenses increased $2,798 or 4.8% primarily as a result of an increase in office expense and administrative expenses.

For the nine-month periods ended September 30, 2012 and 2011, revenues decreased 0.6% to $1,386,579 from $1,395,375 and total expenses decreased 0.1% to $848,986 from $849,687 resulting in an increase in net income of 0.2% to $597,113 from $595,818. Rental revenues decreased primarily as a result of decreases in unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 67.2% for the nine-month period ended September 30, 2012, compared to 70.1% for the same period in 2011. Operating expenses increased $11,169 or 2.3% primarily due to increases in repairs and maintenance, salaries and wages, employee promotional expenses; partially offset by lower merchandise re-sales and advertising. General and administrative expenses decreased $6,214 or 2.9% primarily as a result of a decrease in legal and professional expenses.

The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. In addition, the Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101.INS XBRL Instance Document*
101.SCH XBRL Taxonomy Extension Schema Document*
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB XBRL Taxonomy Extension Label Linkbase Document*
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document*

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
Dated: November 14, 2012
ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY
Dated: November 14, 2012
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
November 14, 2012

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
November 14, 2012

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending September 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
November 14, 2012

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending September 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
November 14, 2012