Form 10-Q
period 2013-06-30
DSI REALTY INCOME FUND VIII
filed 2013-08-15
CIK 743366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

Condensed Balance Sheets (Unaudited)
	June 30, 2013	December 31, 2012
		(Audited)
ASSETS:
Cash	$ 435,063	$ 450,731
Properties, net	2,009,473	2,017,130
Investment in joint venture	205,232	192,447
Uncollected rental revenue	115,124	130,463
Prepaid advertising	8,082	-
Other assets	20,147	14,600
TOTAL ASSETS	$ 2,793,121	$ 2,805,371
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners	$181,818	$181,818
Incentive management fee liability	21,667	19,870
Property management fee liability	7,329	7,195
Deferred income	30,699	31,789
Accrued expenses	31,957	26,230
Other liabilities	6,509	17,634
TOTAL LIABILITIES	279,979	284,536
PARTNERS' EQUITY:
General partners	(79,436)	(79,359)
Limited partners	2,592,578	2,600,194
TOTAL PARTNERS’ EQUITY	2,513,142	2,520,835
TOTAL LIABILTIIES AND PARTNERS’ EQUITY	$ 2,793,121	$ 2,805,731

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Three Months Ended
	June 30, 2013	June 30, 2012

REVENUES:
Self-storage rental income	$ 407,262	$ 437,595
Ancillary operating revenue	43,822	38,843
Interest and other income	0	0
TOTAL REVENUE	451,084	476,438
EXPENSES:
Depreciation	3,807	3,012
Operating	177,118	171,880
General and administrative	84,202	71,742
General partners' incentive management fee	21,667	12,043
Property management fee	22,191	21,872
TOTAL EXPENSE	308,985	280,549
INCOME BEFORE EQUITY IN INCOME OF REAL ESTATE JOINT VENTURE:	142,099	195,889
EQUITY IN INCOME OF REAL ESTATE JOINT VENTURE:	26,898	22,013
NET INCOME	$ 168,997	$ 217,902

AGGREGATE INCOME ALLOCATED TO:
General partners	$ 1,690	$ 2,179
Limited partners	167,307	215,723
TOTAL	$ 168,997	$ 217,902

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 6.97	$ 8.99

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Six Months Ended
	June 30, 2013	June 30, 2012

REVENUES:
Self-storage rental income	$ 823,645	$ 828,838
Ancillary operating revenue	85,943	83,186
Interest and other income	0	12
TOTAL REVENUE	909,588	912,036
EXPENSES:
Depreciation	7,657	8,891
Operating	344,924	326,939
General and administrative	162,646	145,701
General partners' incentive management fee	37,136	34,759
Property management fee	45,217	45,543
TOTAL EXPENSE	597,580	561,833
INCOME BEFORE EQUITY IN INCOME OF REAL ESTATE JOINT VENTURE:	312,008	350,203
EQUITY IN INCOME OF REAL ESTATE JOINT VENTURE:	47,585	36,140
NET INCOME	$ 359,593	$ 386,343

AGGREGATE INCOME ALLOCATED TO:
General partners	$ 3,596	$ 3,863
Limited partners	355,997	382,480
TOTAL	$ 359,593	$ 386,343

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 14.83	$ 15.94

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

Condensed Statements of Changes in Partners' Equity (Deficit) (Unaudited)
	General Partners	Limited Partners	Total
BALANCE, December 31, 2012 (Audited)	$(79,359)	$ 2,600,194	$ 2,520,835
Net Income Allocation	3,596	355,997	359,593
Distributions	(3,673)	(363,613)	(367,286)
BALANCE, June 30, 2013	$(79,436)	$ 2,592,578	$ 2,513,142

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

Condensed Statements of Cash Flows (Unaudited)	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012

OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 359,593	$ 386,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,657	8,891
Equity in earnings of real estate joint venture	(47,585)	(36,140)
Distributions from real estate joint venture	34,800	27,600
Changes in assets and liabilities:
Other assets	1,710	2,481
Incentive management fee payable to General Partners	1,797	5,438
Property management fees payable	134	142
Customer deposits and other liabilities	(6,488)	(12,381)
Net cash provided by operating activities	351,618	382,374
INVESTING ACTIVITIES:
Additions to property	0	(21,188)
Net cash used in investing activities	0	(21,188)
FINANCING ACTIVITIES:
Distributions to partners	(367,286)	(367,286)
Net cash used in financing activities	(367,286)	(367,286)
NET INCREASE (DECREASE) IN CASH	(15,668)	(6,100)
CASH AT BEGINNING OF PERIOD	450,731	392,610
CASH AT END OF PERIOD	$ 435,063	$ 386,510
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 181,818	$ 181,818

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2013

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

Significant Accounting Policies

Comprehensive income - The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the six months ended June 30, 2013 and 2012 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of June 30, 2013 and December 31, 2012, accumulated other comprehensive income was $0.

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

Recent Accounting Pronouncements

In April 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-07 Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting, in order to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The Partnership does not expect the adoption of the standard update to have a material impact on its financial position or results of operations.

 In February 2013, the FASB issued ASU 2013-04 Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, in order to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Partnership does not expect the adoption of the standard update to have a material impact on its financial position or results of operations.

 In February 2013, the FASB issued ASU 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, in order to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Partnership considers the adoption of the standard update does not impact its financial position or results of operations.

 In July 2013, the FASB has issued ASU No. 2013-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), which finalizes Proposed ASU No. EITF-13C, and provides explicit guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryfoward exists. ASU No. 2013-11 applies prospectively to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. Retrospective application is also permitted. Further, ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Partnership considers the adoption of the standard update will not impact its financial position or results of operations.

2. PROPERTIES

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012 (Audited)
Land	$ 1,969,877	$ 1,969,877
Buildings and improvements	6,151,373	6,151,373
Rental trucks under capital leases	70,046	70,046
Total	8,191,296	8,191,296
Less accumulated depreciation	(6,181,823)	(6,174,166)
Properties, net	$ 2,009,473	$ 2,017,130

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $45,217 and $45,543 for the six month periods ended June 30, 2013 and 2012, respectively. Amounts payable to Dahn at June 30, 2013 and December 31, 2012 were $7,329 and $7,195, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $3,685. Tax fees paid to DSI Properties, Inc. for the six month period ended June 30, 2013 were $22,110.

6. SUBSEQUENT EVENTS

Events subsequent to June 30, 2013, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2013 COMPARED TO 2012

For the three-month periods ended June 30, 2013 and 2012, revenues decreased 5.3% to $451,084 from $476,438 and total expenses increased 10.1% to $308,985 from $280,549 resulting in a decrease in net income of 22.4% to $168,997 from $217,902. Rental revenues decreased primarily as a result of lower unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 69.2% for the three-month period ended June 30, 2013, compared to 66.0% for the same period in 2012. Operating expenses increased $5,238 or 3.0% primarily due to increases in fire and liability insurance, repairs and maintenance and workers compensation insurance; partially offset by decreases in merchandise for resale and salary and wages expenses. General and administrative expenses increased $12,460 or 17.4% primarily as a result of an increase in legal and professional, office supplies and computer equipment lease expenses.

For the six-month periods ended June 30, 2013 and 2012, revenues decreased 0.3% to $909,588 from $912,036 and total expenses increased 6.4% to $597,580 from $561,833 resulting in a decrease in net income of 6.9% to $359,593 from $386,343. Rental revenues decreased primarily as a result of decreases in unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 68.4% for the six-month period ended June 30, 2013, compared to 66.9% for the same period in 2012. Operating expenses increased $17,985 or 5.5% primarily due to increases in repair and maintenance, salary and wages and workers compensation expenses; partially offset by decreases in promotional advertising. General and administrative expenses increased $16,945 or 11.6% primarily as a result of a increase in legal and professional, office supplies, administration expense and computer equipment lease expenses.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets (Unaudited); (ii) Condensed Statements of Income (Unaudited); (iii) Condensed Statements of Stockholders’ Equity (Unaudited); (iv) Condensed Statements of Cash Flows (Unaudited); and (v) the Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VIII,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: August 14, 2013

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: August 14, 2013

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
August 14, 2013

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
August 14, 2013

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
August 14, 2013

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
August 14, 2013