Form 10-Q
period 2013-09-30
DSI REALTY INCOME FUND VIII
filed 2013-11-14
CIK 743366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements,

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

CONDENSED BALANCE SHEETS
	As of September 30,	As of December 31,
	2013	2012
	(Unaudited)
ASSETS:
Cash	$ 491,396	$ 450,731
Property, Net	2,005,538	2,017,130
Investment in Joint Venture	207,052	192,447
Uncollected Rental Revenue	83,532	130,463
Prepaid Advertising	8,596	-
Other Assets	15,486	14,600
TOTAL ASSETS	$ 2,811,600	$ 2,805,371
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$181,818	$181,818
Incentive Management Fee Liability	22,258	19,870
Property Management Fee Liability-related party	7,913	7,195
Deferred Income	31,683	31,789
Accrued Expenses	26,363	26,230
Other Liabilities	44,618	17,634
Total Liabilities	314,653	284,536
PARTNERS' EQUITY:
General Partners	(79,598)	(79,359)
Limited Partners	2,576,545	2,600,194
Total Partners' Equity	2,496,947	2,520,835
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$ 2,811,600	$ 2,805,371

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF INCOME
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
REVENUES
Self-storage rental income	$ 408,138	$431,547	$1,231,783	$1,260,385
Ancillary operating revenue	46,974	42,996	132,917	126,182
Interest and other income	-	-	-	12
TOTAL	455,112	474,543	1,364,700	1,386,579
EXPENSES
Depreciation	3,935	4,113	11,592	13,004
Operating	199,005	176,666	543,929	503,605
General and administrative	73,880	61,643	236,526	207,344
General partners' incentive management fee	22,258	22,965	59,394	57,724
Property management fee	23,731	21,768	68,948	67,311
Total	322,809	287,155	920,389	848,988
INCOME BEFORE EQUITY IN INCOME OF REAL ESTATE JOINT VENTURE	132,303	187,388	444,311	537,591
Equity in income of real estate joint venture	33,321	23,381	80,906	59,521
NET INCOME	$ 165,624	$ 210,769	$ 525,217	$ 597,112

AGGREGATE INCOME ALLOCATED TO:
General partners	$ 1,656	$ 2,108	$ 5,252	$ 5,971
Limited partners	163,968	208,661	519,965	591,141
TOTAL	$ 165,624	$ 210,769	$ 525,217	$ 597,112

Weighted average limited partnership units outstanding	24,000	24,000	24,000	24,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 6.83	$ 8.69	$21.67	$24.63

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF CHNAGES IN PARTNERS’ EQUITY (DEFICIT)

	General Partners	Limited Partners	Total

BALANCE, December 31, 2012 (Audited)	$(79,359)	$2,600,194	$2,520,835
Net Income Allocation	5,252	519,965	525,217
Distributions	(5,491)	(543,614)	(549,105)
BALANCE, September 30, 2013	$(79,598)	$2,576,545	$2,496,947

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW
	Nine months ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 525,217	$ 597,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,592	13,004
Equity in earnings of real estate joint venture	(80,905)	(59,521)
Distributions from real estate joint venture	66,300	56,400
Changes in assets and liabilities:
Other assets	37,449	(15,101)
Incentive management fee payable to General Partners	2,388	22,381
Property management fees payable	718	102
Customer deposits and other liabilities	27,011	21,931
Net cash provided by operating activities	589,770	636,308
INVESTING ACTIVITIES:
Additions to property	-	(21,187)
Net cash used in investing activities	-	(21,187)
FINANCING ACTIVITIES:
Distributions to partners	(549,105)	(549,104)
Net cash used in financing activities	(549,105)	(549,104)
NET DECREASE IN CASH	40,665	66,017
CASH AT BEGINNING OF PERIOD	450,731	392,610
CASH AT END OF PERIOD	$ 491,396	$ 458,627
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 181,818	$ 181,818

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2013

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

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the nine months ended September 30, 2013 and 2012 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of September 30, 2013 and December 31, 2012, accumulated other comprehensive income was $0.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Land	$ 1,969,877	$ 1,969,877
Buildings and improvements	6,151,372	6,151,372
Rental trucks under capital leases	70,047	70,047
Total	8,191,296	8,191,296
Less accumulated depreciation	(6,185,758)	(6,174,166)
Property, net	$ 2,005,538	$ 2,017,130

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $68,948 and $67,311 for the nine month periods ended September 30, 2013 and 2012, respectively. Amounts payable to Dahn at September 30, 2013 and December 31, 2012 were $7,913 and $7,195, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $3,685. Tax fees paid to DSI Properties, Inc. for the nine month period ended September 30, 2013 and 2012 were $33,165.

6. SUBSEQUENT EVENTS

Events subsequent to September 30, 2013, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2013 COMPARED TO 2012

For the three-month periods ended September 30, 2013 and 2012, revenues decreased 4.1% to $455,112 from $474,543 and total expenses increased 12.4% to $322,808 from $287,154 resulting in a decrease in net income of 21.4% to $165,624 from $210,769. Occupancy levels for the Partnership's mini-storage facilities averaged 73.0% for the three-month period ended September 30, 2013, compared to 67.9% for the same period in 2012. Operating expenses increased $22,339 or 12.6% primarily due to increases in repair and maintenance and security and alarms; partially offset by lower advertising expenses. General and administrative expenses increased $12,237 or 19.9% primarily as a result of an increase in legal and professional expenses.

For the nine-month periods ended September 30, 2013 and 2012, revenues decreased 1.6% to $1,364,700 from $1,386,579 and total expenses increased 8.4% to $920,388 from $848,988 resulting in a decrease in net income of 12.0% to $525,217 from $597,112. Occupancy levels for the Partnership's mini-storage facilities averaged 69.9% for the nine-month period ended September 30, 2013, compared to 67.2% for the same period in 2012. Operating expenses increased $40,323 or 8.0% primarily due to increases in repairs and maintenance, salaries and wages and security and alarms expenses; partially offset by a decrease in advertising expenses. General and administrative expenses increased $29,182 or 14.1% primarily as a result of an increase in legal and professional expenses.

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
Dated: November 14, 2013
ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY
Dated: November 14, 2013
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
November 14, 2013

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
November 14, 2013

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending September 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
November 14, 2013

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending September 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
November 14, 2013