Form 10-Q
period 2014-03-31
DSI REALTY INCOME FUND VIII
filed 2014-05-15
CIK 743366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements,

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

CONDENSED BALANCE SHEETS
	As of March 31,	As of December 31,
	2014	2013
	(Unaudited)
ASSETS:
Cash	$ 450,901	$ 460,023
Property, Net	1,998,824	2,002,039
Investment in Joint Venture	194,839	198,031
Uncollected Rental Revenue	73,726	88,712
Prepaid Advertising	794	-
Other Assets	46,422	15,394
TOTAL ASSETS	$ 2,765,506	$ 2,764,199
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$181,818	$181,818
Incentive Management Fee Liability	18,584	34,932
Property Management Fee Liability-related party	8,169	6,865
Deferred Income	28,944	32,492
Accrued Expenses	42,217	24,848
Other Liabilities	20,982	10,917
Total Liabilities	300,714	291,872
PARTNERS' EQUITY:
General Partners	(79,919)	(79,844)
Limited Partners	2,544,711	2,552,171
Total Partners' Equity	2,464,792	2,472,327
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$ 2,765,506	$ 2,764,199

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Three Months Ended
	March 31, 2014	March 31, 2013

REVENUES:
Self-storage rental income	$ 454,501	$ 416,382
Ancillary operating revenue	37,714	42,122
Interest and other income	-	-
TOTAL	492,215	458,504
EXPENSES:
Depreciation	3,215	3,850
Operating	214,018	167,806
General and administrative	86,283	78,444
General partners' incentive management fee	18,584	15,469
Property management fee	24,740	23,026
Total	346,840	288,595
INCOME BEFORE EQUITY IN INCOME OF REAL ESTATE JOINT VENTURE:	145,375	169,909
EQUITY IN INCOME OF REAL ESTATE JOINT VENTURE:	28,908	20,387
NET INCOME	$ 174,283	$ 190,596

AGGREGATE INCOME ALLOCATED TO:
General partners	$ 1,743	$ 1,906
Limited partners	172,540	188,690
TOTAL	$ 174,283	$ 190,596

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 7.19	$ 7.86

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ EQUITY (DEFICIT)

	General Partners	Limited Partners	Total

BALANCE, December 31, 2013 (Audited)	$(79,844)	$2,552,171	$2,472,327
Net Income Allocation	1,743	172,540	174,283
Distributions	(1,818)	(180,000)	(181,818)
BALANCE, March 31, 2014	$(79,919)	$2,544,711	$2,464,792

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW
	Three months ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 174,283	$ 190,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,215	3,850
Equity in earnings of real estate joint venture	(28,908)	(20,687)
Distributions from real estate joint venture	32,100	14,700
Changes in assets and liabilities:
Other assets	(16,836)	(40,458)
Incentive management fee payable to General Partners	(16,348)	15,469
Property management fees payable	1,304	671
Customer deposits and other liabilities	23,886	8,580
Net cash provided by operating activities	172,696	172,721
INVESTING ACTIVITIES:
Additions to property	-	-
Net cash used in investing activities	-	-
FINANCING ACTIVITIES:
Distributions to partners	(181,818)	(181,818)
Net cash used in financing activities	(181,818)	(181,818)
NET DECREASE IN CASH	(9,122)	(9,097)
CASH AT BEGINNING OF PERIOD	460,023	450,731
CASH AT END OF PERIOD	$ 450,901	$ 441,634
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	-	-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 181,818	$ 181,818

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2014

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

The accompanying unaudited interim financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's annual Report on Form 10-K for the year ended December 31, 2013.

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the nine months ended March 31, 2014 and 2013 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of March 31, 2014 and December 31, 2013, accumulated other comprehensive income was $0.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Land	$ 1,969,877	$ 1,969,877
Buildings and improvements	6,151,372	6,151,372
Rental trucks under capital leases	70,047	70,047
Total	8,191,296	8,191,296
Less accumulated depreciation	(6,192,472)	(6,189,257)
Property, net	$ 1,998,824	$ 2,002,039

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $24,740 and $23,026 for the three month periods ended March 31, 2014 and 2013, respectively. Amounts payable to Dahn at March 31, 2014 and December 31, 2013 were $8,169 and $6,865, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $3,685. Tax fees paid to DSI Properties, Inc. for the three month period ended March 31, 2014 and 2013 were $11,055.

6. SUBSEQUENT EVENTS

As part of our ongoing due-diligence process as General Partners, you are being advised that the various DSI Limited Partnerships in which you may be an investor (the “Partnerships”) are in the process of obtaining an open market valuation of their self storage properties portfolio (the “Properties”). In this regard, The Partnerships have retained Bancap Self Storage Group, Inc. (“Bancap”) as their valuation consultant. Bancap is an industry leader in self storage property sales and marketing, and is uniquely positioned to obtain the best indication of potential market value.

Once the analysis has been completed, your General Partners will inform you as to the strategic options that may be available so that any recommendation can be presented to Limited Partners of the respective Partnerships.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2014 COMPARED TO 2013

For the three-month periods ended March 31, 2014 and 2013, revenues increased 7.4% to $492,215 from $458,504 and total expenses increased 20.2% to $346,840 from $288,595 resulting in an decrease in net income of 8.6% to $174,283 from $190,596. Rental revenues increased primarily as a result of higher unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 77.7% for the three-month period ended March 31, 2014, compared to 67.8% for the same period in 2013. Operating expenses increased $46,212 or 27.5% primarily due to increases in repairs and maintenance and salaries and wages expenses. General and administrative expenses increased $7,839 or 10.0% primarily as a result of an increase in legal and professional expenses.

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
Dated: May 15, 2014
ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY
Dated: May 15, 2014
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
May 15, 2014

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
May 15, 2014

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending March 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
May 15, 2014

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending March 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
May 15, 2014