Form 10-Q
period 2014-06-30
DSI REALTY INCOME FUND VIII
filed 2014-08-14
CIK 743366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

Condensed Balance Sheets (Unaudited)
	June 30, 2014	December 31, 2013
		(Audited)
ASSETS:
Cash & Equivalents	$ 517,559	$ 460,023
Property Net	2,016,944	2,002,039
Investment in Joint Venture	198,511	198,031
Uncollected Rental Revenue	62,661	88,712
Prepaid Advertising	794	0
Other Assets	15,338	15,394
TOTAL	$ 2,811,807	$ 2,764,199
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$181,818	$181,818
Incentive Management Fee Liability	26,081	34,932
Property Management Fee Liability	8,295	6,865
Deferred Income	32,568	32,492
Accrued Expenses	24,930	24,848
Other Liabilities	13,960	10,917
Total Liabilities	287,652	291,872
PARTNERS' EQUITY:
General Partners	(79,326)	(79,844)
Limited Partners	2,603,481	2,552,171
Total Partners' Equity	2,524,155	2,472,327
TOTAL	$ 2,811,807	$ 2,764,199

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Three Months Ended
	June 30, 2014	June 30, 2013

REVENUES:
Self-storage rental income	$ 461,163	$ 407,262
Ancillary operating revenue	36,717	43,822
Interest and other income	0	0
TOTAL	497,880	451,084
EXPENSES:
Depreciation	3,251	3,807
Operating	174,866	177,118
General and administrative	68,109	84,202
General partners' incentive management fee	26,081	21,667
Property management fee	24,314	22,191
Total	296,621	308,985
INCOME BEFORE EQUITY IN INCOME OF REAL ESTATE JOINT VENTURE:	201,259	142,099
EQUITY IN INCOME OF REAL ESTATE JOINT VENTURE:	43,572	26,898
NET INCOME	$ 244,831	$ 168,997

AGGREGATE INCOME ALLOCATED TO:
General partners	$ 2,448	$ 1,690
Limited partners	242,383	167,307
TOTAL	$ 244,831	$ 168,997

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 10.10	$ 6.97

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Six Months Ended
	June 30, 2014	June 30, 2013

REVENUES:
Self-storage rental income	$ 915,664	$ 823,645
Ancillary operating revenue	74,431	85,943
Interest and other income	0	0
TOTAL	990,095	909,588
EXPENSES:
Depreciation	6,466	7,657
Operating	388,884	344,924
General and administrative	154,392	162,646
General partners' incentive management fee	44,665	37,136
Property management fee	49,054	45,217
Total	643,461	597,580
INCOME BEFORE EQUITY IN INCOME OF REAL ESTATE JOINT VENTURE:	346,634	312,008
EQUITY IN INCOME OF REAL ESTATE JOINT VENTURE:	72,480	47,585
NET INCOME	$ 419,114	$ 359,593

AGGREGATE INCOME ALLOCATED TO:
General partners	$ 4,191	$ 3,596
Limited partners	414,923	355,997
TOTAL	$ 419,114	$ 359,593

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 17.29	$ 14.83

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

Condensed Statements of Changes in Partners' Equity (Deficit) (Unaudited)
	General Partners	Limited Partners	Total

BALANCE, December 31, 2013 (Audited)	$(79,844)	$ 2,552,171	$ 2,472,327
Net Income Allocation	4,191	414,923	419,114
Distributions	(3,673)	(363,613)	(367,286)
BALANCE, June 30, 2014	$(79,326)	$ 2,603,481	$ 2,524,155

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

Condensed Statements of Cash Flows (Unaudited)	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 419,114	$ 359,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,466	7,657
Equity in earnings of real estate joint venture	(72,480)	(47,585)
Distributions from real estate joint venture	72,000	34,800
Changes in assets and liabilities:
Other assets	25,313	1,710
Incentive management fee payable to General Partners	(8,851)	1,797
Property management fees payable	1,430	134
Customer deposits and other liabilities	3,201	(6,488)
Net cash provided by operating activities	446,193	351,618
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(21,371)	0
Net cash used in investing activities	(21,371)	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(367,286)	(367,286)
Net cash used in financing activities	(367,286)	(367,286)
NET DECREASE IN CASH AND CASH EQUIVALENTS	57,536	(15,668)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	460,023	450,731
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 517,559	$ 435,063
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 181,818	$ 181,818

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2014

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

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the six months ended June 30, 2014 and 2013 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of June 30, 2014 and December 31, 2013, accumulated other comprehensive income was $0.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
Land	$ 1,969,877	$ 1,969,877
Buildings and improvements	6,172,743	6,151,372
Rental trucks under capital leases	70,047	70,047
Total	8,212,667	8,191,296
Less accumulated depreciation	(6,195,723)	(6,189,257)
Property, net	$ 2,016,944	$ 2,002,039

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $49,054 and $45,217 for the six month periods ended June 30, 2014 and 2013, respectively. Amounts payable to Dahn at June 30, 2014 and December 31, 2013 were $8,295 and $6,865, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $3,685. Tax fees paid to DSI Properties, Inc. for the six month period ended June 30, 2014 were $22,110.

6. SUBSEQUENT EVENTS

Events subsequent to June 30, 2014, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Consequently, management is providing the following information:

In November of last year we notified you of our intent to seek a current market valuation of the Properties within your Fund. The financial advisor we retained, Bancap, helped us complete this procedure and we have entered into a preliminary purchase and sale agreement with a third party. That third party is currently conducting its due diligence on the properties. We will notify you of the terms and conditions of the transactions, as any sale would require approval by the holders of a majority of the Limited Partnership Units. We anticipate that the due diligence stage will be finalized in August of 2014 and we will communicate further with you regarding the situation prior to year-end.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2014 COMPARED TO 2013

For the three-month periods ended June 30, 2014 and 2013, revenues increased 10.4% to $497,880 from $451,084 and total expenses decreased 4.0% to $296,621 from $308,985 resulting in a increase in net income of 44.9% to $244,831 from $168,997. Rental revenues increased primarily as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 81.2% for the three-month period ended June 30, 2014, compared to 69.2% for the same period in 2013. Operating expenses decreased $2,252 or 1.3% primarily due to decreases in advertising and workers compensation insurance; partially offset by increases in repair and maintenance and salary and wages expenses. General and administrative expenses decreased $16,093 or 19.1% primarily as a result of a decrease in legal and professional, office supplies and computer equipment lease expenses.

For the six-month periods ended June 30, 2014 and 2013, revenues increased 8.9% to $990,095 from $909,588 and total expenses increased 7.7% to $643,461 from $597,580 resulting in a increase in net income of 16.6% to $419,114 from $359,593. Rental revenues increased primarily as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 79.5% for the six-month period ended June 30, 2014, compared to 68.4% for the same period in 2013. Operating expenses increased $43,960 or 12.7% primarily due to increases in repair and maintenance, real estate taxes and salary and wages expenses; partially offset by decreases in advertising and workers compensation insurance expenses. General and administrative expenses decreased $8,254 or 5.1% primarily as a result of a decrease in legal and professional, office supplies, credit card fees and computer equipment lease expenses.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets (Unaudited); (ii) Condensed Statements of Income (Unaudited); (iii) Condensed Statements of Stockholders’ Equity (Unaudited); (iv) Condensed Statements of Cash Flows (Unaudited); and (v) the Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VIII,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: August 14, 2014

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: August 14, 2014

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
August 14, 2014

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
August 14, 2014

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
August 14, 2014

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
August 14, 2014