Form 10-K
period 2014-12-31
DSI REALTY INCOME FUND VIII
filed 2015-03-31
CIK 743366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

The Partnership is engaged in the business of investing in and operating mini-storage facilities with the primary objectives of generating, for its partners, cash flow, capital appreciation of its properties, and obtaining federal income tax deductions so that during the early years of operations, all or a portion of such distributable cash may not represent taxable income to its partners. Funds obtained by Registrant during the public offering period of its units were used to acquire mini-storage facilities. Registrant does not intend to sell additional limited partnership units. The term of the Partnership is fifty years, The term of the Partnership is fifty years, but as of February 23, 2015 it has been confirmed by Goodrich, Baron & Goodyear LLP that a majority of Limited Partners have elected to liquidate and sell the assets and dissolve the Fund. (See Notes to Financial Statement: Item 9, Subsequent Events)

The Partnership is intended to be self-liquidating and it is not intended that proceeds from the sale or refinancing of its operating properties will be reinvested. Registrant has no full time employees but shares one or more employees with other limited partnerships sponsored by the General Partners.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Partnership owns a fee interest in the following mini-storage facilities, none of which are subject to long-term indebtedness. The following table sets forth information regarding properties owned by the Partnership and their respective occupancies and revenue per square foot:

			2014			2013
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
El Centro, CA	1.42	Mar-85	25,055	16.88	60.0	24,455	6.40	57.7
Huntington Beach, CA	3.28	Jun-85	61,039	17.08	89.3	61,039	16.01	82.4
Lompoc, CA	2.24	Oct-85	46,514	11.92	90.6	46,514	11.24	81.5
Stockton, CA	2.88	Jan-85	49,141	7.16	87.8	49,141	5.40	57.9

The Partnership has a 30% fee interest in a facility located in Aurora, Colorado through a joint venture with DSI Realty Income Fund IX, a California Limited Partnership (an affiliate Partnership).

On February 5, 2015 all of the properties and assets of DSI Realty Income Fund VIII (the “Fund”) were sold to affiliates of Smart Stop Self Storage for an aggregate gross sale price of $18,547,000 (the “Sale”). The Sale was approved by the affirmative vote of the holders of approximately 55.6% of the outstanding units of limited partnership interests in the Fund (the “Units”) in accordance with the proxy statement of the Fund dated November 21, 2014.

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

Approximate Number of Security Holders

As of December 31, 2014, there were approximately 818 holders of Limited Partnership Interests.

Distributions

Average cash distributions of $12.04 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2014 and $7.54 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2013.

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

Discontinued operations and held for sale - A discontinued operation is a component (or group of components) of the entity, the disposal of which would represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results, when such component (or group of components) have been disposed of or classified as held for sale. The results of operations of properties that have been classified as discontinued operations are reported as discontinued operations for all periods presented. We classify real property as held for sale when our management commits to a plan to sell the property, the plan has appropriate approvals, the sale of the property is probable, and certain other criteria are met. At such time, the respective assets and liabilities are presented separately on our balance sheets and depreciation is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the costs to sell the assets.

RESULTS OF OPERATIONS

2014 COMPARED TO 2013

Total revenues from discontinued operation increased from $1,810,607 in 2013 to $2,369,638 in 2014, while total expenses from discontinued operation decreased from $1,051,956 to $1,042,674. As a result, net income from discontinued operations increased from $758,650 to $1,326,964. Occupancy levels for the Partnership’s mini-storage facilities averaged 86.6% for the year 2014 as compared to 69.9% for 2013. Operating expenses from discontinued operations decreased $14,071 (2%) primarily due to decreases in advertising, repair and maintenance, real estate tax expenses: partially offset by an increase in salary and wages expenses. General and administrative expenses from continued operations increased $25,794 (22%) primarily as a result of increases in legal and professional expenses. The General Partners’ incentive management fee increased, which is based on cash available for distribution.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased $553,725 (68.6%) to $1,361,486 in 2014 compared to $807,761 in 2013 primarily due to an increase in customer deposits and other revenues from prior year.

Cash used in investing activities, consists of acquisition of property or capital improvements to the Partnership's mini storage facilities. There were no significant investing activities in either 2014 or 2013. The Partnership currently has no material commitments for capital expenditures.

Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners in 2014 and 2013.

The General Partners are not aware of any environmental problems which could have a material adverse effect upon the financial position of the Partnership.

On February 5, 2015 all of the properties and assets of DSI Realty Income Fund VIII (the “Fund”) were sold to affiliates of Smart Stop Self Storage for an aggregate gross sale price of $18,547,000 (the “Sale”). The Sale was approved by the affirmative vote of the holders of approximately 55.6% of the outstanding units of limited partnership interests in the Fund (the “Units”) in accordance with the proxy statement of the Fund dated November 21, 2014.

LONG-TERM LIABILITIES AND CONTRACTUAL OBLIGATIONS

None.

OFF-BALANCE SHEET ARRANGEMENTS

None.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the year ended December 31, 2014 was as follows:

	2014 Quarter Ended:
	March 31	June 30	September 30	December 31
Total revenues from discontinued operation	492,215	497,880	506,327	477,804
Net Income	346,840	296,621	306,340	217,324
Net income per limited partnership unit
	$ 14.31	$ 12.24	$ 12.64	$ 8.96
Weighted average number of limited partnership units outstanding	24,000	24,000	24,000	24,000

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
(A California Real Estate Limited Partnership)

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm                                                                        F-1

Balance Sheets as of December 31, 2014 and 2013                                                                                 F-2

Statements of Income for the Years Ended December 31, 2014 and 2013                                                 F-3

Statements of Changes in Partners' Equity (Deficit) for the Years Ended December 31, 2014 and 2013   F-4

Statements of Cash Flows for the Years Ended December 31, 2014 and 2013                                         F-5

Notes to Financial Statements                                                                                                               F-6

SUPPLEMENTAL SCHEDULE:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2014                               F-8

2014 ANNUAL REPORT TO LIMITED PARTNERS OF
DSI REALTY INCOME FUND VIII

Financial Statements for its fiscal year ended December 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of DSI Realty Income Fund VIII:

We have audited the accompanying balance sheets of DSI Realty Income Fund VIII, a California Limited Partnership (the "Partnership") as of December 31, 2014 and 2013 and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2014 and 2013. Our audits also included the supplemental schedule listed in the Index at Item 15(2). These financial statements and the supplemental schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DSI Realty Income Fund VIII at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the supplemental schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Anton & Chia, LLP
Newport Beach, California

March 31, 2015

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

BALANCE SHEETS
AS OF DECEMBER 31	2014	2013
ASSETS
Cash	$ 609,491	$ 412,460
Discontinued Operating Assets	2,264,332	2,351,739
TOTAL ASSETS	$ 2,873,823	$ 2,764,199

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
Distribution due to partners (Note 4)	$ 181,818	$ 181,818
Accrued expenses	17,378	17,378
Discontinued Operating Liabilities	99,021	92,676
Total liabilities	298,217	291,872
PARTNERS' EQUITY (DEFICIT) (Note 4)
General partners	(78,811)	(79,844)
Limited Partners	2,654,417	2,552,171
Total partners' equity	2,525,606	2,472,327
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$ 2,873,823	$ 2,764,199

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31	2014	2013
REVENUES
Total revenues	$ -	$ -

EXPENSES
General and administrative	232,068	188,019
Total expenses	232,068	188,019

(LOSS) FROM CONTINUING OPERATIONS	(232,068)	(188,019)
INCOME FROM DISCONTINUED OPERATIONS	1,502,634	870,436

NET INCOME	$ 1,270,566	$ 682,417

AGGREGATE NET INCOME ALLOCATED TO (Note 4)
Limited partners	$ 1,257,860	$ 675,593
General partners	12,706	6,824
TOTAL	$ 1,270,566	$ 682,417

Number of limited partnership units outstanding	24,000	24,000
NET INCOME PER LIMITED PARTNERSHIP UNIT (Notes 2 and 4)	$ 52.41	$ 28.15

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
	General Partners	Limited Partners	Total
BALANCE DECEMBER 31, 2012	$(79,359)	$ 2,600,194	$ 2,520,835
Net income	6,824	675,593	682,417
Distributions	(7,309)	(723,616)	(730,925)
BALANCE DECEMBER 31, 2013	$(79,844)	$ 2,552,171	$ 2,472,327
Net income	12,706	1,257,859	1,270,565
Distributions	(11,673)	(1,155,613)	(1,167,286)
BALANCE DECEMBER 31, 2014	$(78,811)	$ 2,654,417	$ 2,575,606

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31	2014	2013
OPERATING ACTIVITIES
Net income	$ 1,270,566	$ 682,416
Less: Net income from discontinued operations	1,502,634	870,435
Net loss from continuing operating activities:	(232,068)	(188,019)
Net cash (used in) operating activities from continuing operations	(232,068)	(188,019)
Net cash provided by operating activities from discontinued operations	1,593,554	995,780
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,361,486	807,761

FINANCING ACTIVITIES
Distributions to partners	(1,164,455)	(736,509)
Net cash used in financing activities	(1,164,455)	(736,509)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$ 197,031	$ 71,252
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	460,023	450,731
Cash from continuing components	412,460	341,208
Cash from discontinued components	47,563	109,523

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 748,580	$ 460,023
Cash from continuing components	609,491	412,460
Cash from discontinued components	139,089	47,563

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -

NON CASH INVESTING AND FINANCING ACTIVITIES
Distribution due to partners included in partners' equity	$ 181,818	$ 181,818

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash - The Partnership classifies its short-term investments purchased with an original maturity of three months or less as cash equivalents. As of December 31, 2014 the Partnership had no cash equivalents.

Uncollected Rental Revenue - The Partnership estimates the collectability of uncollected rental revenue on an ongoing basis by reviewing past-due monthly rents and assessing the current creditworthiness of each tenant.  Allowances are provided based on historical write-offs. Allowances on uncollected rental revenue as of December 31, 2014 and 2013 were $13,649 and $22,178, respectively.

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

Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss.. For the year ended December 31, 2011 the Partnership changed the accounting method for federal income tax purposes from cash to accrual basis thereby eliminating the difference in the basis of the Partnership’s assets and liabilities between tax and the GAAP basis financial statements. The change in tax accounting method resulted in an adjustment to the limited partners’ capital account for tax purposes for the year ended December 31, 2013 only in order to coincide with the accounting method used to prepare the Partnership’s GAAP basis financial statements. Accordingly there were no differences for the year ended December 31, 2014.

Revenues - Rental income, which is generally earned pursuant to month-to-month leases for storage space, as well as late charges and administrative fees, are recognized as earned. Promotional discounts reduce rental income over the promotional period. Ancillary revenues and interest and other income are recognized when earned.

Advertising Expense - Costs related to advertising in Yellow Pages are capitalized and amortized over 12 months. All other advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2014 and 2013 were $87,454 and $104,683 respectively.

Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year.

Reclassifications - Certain amounts included in the accompanying financial statements for 2014 and 2013 have been reclassified to conform to the 2014 financial statement presentation. Balance sheet amounts for properties classified as held for sale have been reclassified as of December 31, 2014 and 2013. Statement of operations amounts for properties classified as discontinued operations have been reclassified for all periods presented. The discontinued operation is a component (or group of components) of the entity, the disposal of which would represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results, when such component (or group of components) have been disposed of or classified as held for sale. Through December 31, 2014, discontinued operations represent properties that we have either disposed of or have classified as held for sale if both the operations and cash flows of the property have been or will be eliminated from our ongoing operations as a result of the disposal transaction and if we will not have any significant continuing involvement in the operations of the property after the disposal transaction

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2014 or 2013.

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

Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash and cash equivalents and uncollected rent revenue. The Partnership places its cash and cash equivalents with high credit quality institutions. Accounts at banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2014, the Partnership had $359,491 in excess of insured limits. The Partnership performs ongoing evaluations of these institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Partnership.

Comprehensive Income - The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the year ended December 31, 2014 and 2013 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of December 31, 2014 and 2013, accumulated other comprehensive income was $0.

Recent Accounting Pronouncements

The Partnership has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the Partnership’s financial statements.

In April 2014, the FASB issued Accounting Standards Update 2014-08 (“ASU 2014-08”), which provides a revised definition of a discontinued operation. ASU 2014-08 requires additional disclosures for a discontinued operation and the disposal of an asset and component of the entity that is not a discontinued operation. Under ASU 2014-08, a discontinued operation is a component (or group of components) of the entity, the disposal of which would represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results, when such component (or group of components) have been disposed of or classified as held for sale. The amendments in the ASU should be applied prospectively and are effective for us beginning January 1, 2015, with early adoption permitted. We adopted this standard effective December 31, 2014.

3. PROPERTY

The total cost of property and accumulated depreciation were as follows as of December 31:

	2014	2013
Land	$ 1,806,317	$ 1,806,317
Buildings and improvements	5,405,280	5,383,909
Rental trucks	70,046	70,046
Total	7,281,643	7,260,272
Less accumulated depreciation	(5,431,234)	(5,420,614
Property - net	$ 1,850,409	$ 1,839,658

As of December 31, 2014, the sale of all the properties was approved by the affirmative vote of the holders of approximately 56.0% of the outstanding units of limited partnership interests in the Fund. As of December 31, 2014 and 2013, all the properties have been classified as discontinued operation.

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

6. RELATED-PARTY TRANSACTIONS

The partnership has entered into management agreements with Dahn to operate their mini-storage facility. The management provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $100,102 and $88,422 for the years ended December 31, 2014 and 2013, respectively. Amounts payable to Dahn at December 31, 2014 and 2013, were $8,493 and $6,865, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $3,685. Tax fees paid to DSI Properties, Inc. for the year ended December 31, 2014 were $44,220.

7. INVESTMENT IN REAL ESTATE JOINT VENTURE

The Partnership is involved in a joint venture (the Buckley Road facility) that owns a mini-storage facility in Aurora, Colorado. Under the terms of the joint venture agreement, the Partnership is entitled to 30% of the profits or losses of the venture and owns 30% of the mini-storage facility as a tenant-in-common with DSI Realty Income ("Fund IX"), which has the remaining 70% interest in the venture. The agreement specifies that DSI Properties, Inc. (a general partner in both the Partnership and Fund IX) shall make all decisions relating to the activities of the joint venture and the management of the property. The Partnership accounts for this investment under the equity method. For 2014, the Buckley Road facility had total assets of $675,351, liabilities of $22,633, revenue of $954,496, expense of $368,929 and net income of $585,568. For 2013, the Buckley Road facility had total assets of $680,132, liabilities of $17,982, revenue of $794,876, expense of $422,260 and net income of $372,616.

8. DISCONTINUED OPERATIONS

As of February 5, 2015, the sale of all the properties was approved by the affirmative vote of the holders of approximately 56.0% of the outstanding units of limited partnership interests in the Fund. As of December 31, 2014 and 2013, all the properties have been classified as discontinued operation.

The following table summarizes the balance sheets components that comprise discontinued operations:

BALANCE SHEETS	2014	2013
ASSETS
Cash	$ 139,089	$ 47,563
Property, net	1,863,245	2,002,039
Uncollected rental revenue	54,597	88,712
Investment in joint venture	195,201	198,031
Other assets	12,200	15,394
TOTAL ASSETS OF DISCONTINUED OPERATIONS	$ 2,264,332	$ 2,351,739

LIABILITIES
Incentive management fee liability	24,267	34,932
Property management fee liability	8,493	6,865
Deferred income	34,835	32,492
Accrued expenses	9,151	7,470
Other liabilities	22,275	10,917
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	99,020	92,677
NET ASSETS OF DISCONTINUED OPERATIONS	$ 2,165,312	$ 2,259,062

The following table summarizes the revenue and expense components that comprise discontinued operations:

	For the year ended December 31,
	2014	2013

REVENUE	$2,369,638	$1,810,607
DEPRECIATION	10,620	15,091
OPERATING EXPENSES	742,520	756,591
GP’S INCENTIVE FEES	95,442	72,068
PROPERTY MANAGEMENT FEE	100,102	88,422
G&A EXPENSES	93,990	119,784
NET OPERATING INCOME FROM DISCONTINUED OPERATIONS	1,326,964	758,650
TOTAL INCOME FROM DISCONTINUED OPERATIONS	$1,326,964	$758,650

9. SUBSEQUENT EVENTS

On February 5, 2015 all of the properties and assets of DSI Realty Income Fund VIII (the “Fund”) were sold to affiliates of Smart Stop Self Storage for an aggregate gross sale price of $18,547,000 (the “Sale”). The Sale was approved by the affirmative vote of the holders of approximately 55.6% of the outstanding units of limited partnership interests in the Fund (the “Units”) in accordance with the proxy statement of the Fund dated November 21, 2014.

DSI REALTY INCOME FUND VIII
(A California Real Estate Limited Partnership)

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2014

				Costs Capitalized Subsequent to Acquisition Improvements	Gross Amount at Which Carried
	Initial Cost to Partnership				December 31, 2014
Description	Acquisition Date	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation
MINI-U-STORAGE

Lompoc, CA	02/85	277,200	1,524,229	54,762	277,200	1,578,991	1,856,191	(1,573,607)
Stockton, CA	01/85	353,117	1,375,823	90,368	353,117	1,466,191	1,819,308	(1,439,329)
Huntington Beach, CA	06/85	1,176,000	2,306,019	104,124	1,176,000	2,410,143	3,586,143	(2,399,298)
		$1,806,317	$5,206,071	$249,254	$1,806,317	$5,455,325	$7,261,642	($5,411,244)

Notes:
1. Depreciation expense is computed using the straight-line method over an estimated useful life of 20 years for the buildings.
2. There are no encumbrances.

3. The mini storage facilities in El Centro, CA was sold on September 26, 2014.

4. On February 5, 2015, the dissolution of the Fund was also approved by the affirmative vote of the holders of approximately 56.0% of the Units, which will occur following the settlement of all accounts of the Fund.

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

Internal Controls Over Financial Reporting

The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2014. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on their assessment, the Partnership's management concluded that, as of December 31, 2014, the Partnership's internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 19, 2015, the Company filed Form 8-K detailing the results of the proxy vote on November 31, 2014. A majority of the Limited Partners have elected to liquidate and sell the assets of the Fund.

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

DSI Properties, Inc.

Robert J. Conway, 80, has been President and a member of the Board of Directors of DSI Properties, Inc. since 1973.He has also been President and a member of the Board of Directors of Diversified Securities, Inc., since 1965. Mr. Conway is also a licensed California real estate broker, and received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

Joseph W. Stok, 92, has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Richard P. Conway, 47, was elected to the Board of Directors of DSI Properties, Inc. on September 30th of 2011. At the same time, he was also appointed as Executive Vice President of both DSI Properties, Inc. and Diversified Securities, Inc. He has been Chief Financial Officer of DSI Properties, Inc. since 2009 and an Account Executive with Diversified Securities, Inc. since 1987.

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

ITEM 11. EXECUTIVE COMPENSATION

None of the directors or officers of the General Partners received any direct remuneration from the Partnership during the years ended December 31, 2014 or 2013.

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

The following table sets forth certain information regarding the beneficial ownership of the Partnership's limited partnership units as of December 31, 2014 by (i) each person known to beneficially own more than 5% of the Partnership's limited partnership units, and (ii) each officer of the General Partners of the Partnership.

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

Under the Agreement of Limited Partnership, the General Partners are allocated 1% of the net profits or losses from operations of the Partnership. During 2014 an aggregate of $12,706 was allocated to the General Partners, and during 2013 an aggregate of $6,824 was allocated to the General Partners. In addition, under the Limited Partnership Agreement the General Partners are entitled to receive a percentage, of any cash distribution from the sale, other disposition, or refinancing of properties of the Partnership, based on a formula set forth in the Limited Partnership Agreement. As there were no sales or refinancing of Partnership properties during 2014 or 2013, no such fees were paid during these periods.

In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership, equal to 9% per annum of the cash available for distribution on a cumulative basis, calculated as cash generated from operations less capital expenditures. During 2014 the General Partners earned an incentive management fee of $37,136 and during 2013 the General Partners earned an incentive management fee of $37,136.

All of the Partnership’s properties were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership, but is affiliated with other partnerships in which DSI Properties, Inc. is a general partner The Partnership has entered into management agreements with Dahn to operate its mini-storage facilities. Each agreement provides for a management fee equal to 5% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreements are renewable annually. During 2014 and 2013 the Partnership paid Dahn management fees of $95,863 and $81,208, respectively. Amounts payable to Dahn at December 31, 2014 and 2013, were $8,493 and $6,865, respectively.

None of the General Partner's directors is “independent” under the independence standards established by the Securities and Exchange Commission, as all directors are employed by a General Partner.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by Anton & Chia, LLP for the audit of the Partnership's annual financial statements and for reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2014 were $43,000 and for 2013 were $42,000.

Other Fees

The Partnership did not pay Anton & Chia, LLP any Non-Audit Related Fees, Tax Fees, or other fees during 2014 and 2013.

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

Dated: March 31, 2015

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: March 31, 2015

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

Dated: March 31, 2015

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: March 31, 2015

                                                            RICHARD P. CONWAY, (Executive Vice President, Chief Financial Officer)

EXHIBIT 13

2014 ANNUAL REPORT TO LIMITED PARTNERS OF DSI REALTY INCOME FUND VIII

Dear Limited Partner:

This report contains the Partnership's balance sheets as of December 31, 2014 and 2013, and the related statements of income, changes in partners' equity (deficit) and cash flows for each of the two years ended December 31, 2014 accompanied by a report of Independent Registered Public Accounting firm. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

Average occupancy levels and revenue per square foot for each of the Partnership's properties for the years ended December 31, 2014 and 2013 were as follows:

			2014			2013
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
El Centro, CA	1.42	Mar-85	25,055	16.88	60.0	24,455	6.40	57.7
Huntington Beach, CA	3.28	Jun-85	61,039	17.08	89.3	61,039	16.01	82.4
Lompoc, CA	2.24	Oct-85	46,514	11.92	90.6	46,514	11.24	81.5
Stockton, CA	2.88	Jan-85	49,141	7.16	87.8	49,141	5.40	57.9

On February 5, 2015 all of the properties and assets of DSI Realty Income Fund VIII (the “Fund”) were sold to affiliates of Smart Stop Self Storage for an aggregate gross sale price of $18,547,000 (the “Sale”). The Sale was approved by the affirmative vote of the holders of approximately 55.6% of the outstanding units of limited partnership interests in the Fund (the “Units”) in accordance with the proxy statement of the Fund dated November 21, 2014.

We will keep you informed of the activities of your Fund as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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

Date: March 31, 2015

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

Date: March 31, 2015

/s/ RICHARD P. CONWAY
__________________________________

Richard P. Conway
Executive Vice President of DSI Properties, Inc., General Partner (chief financial officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI REALTY INCOME FUND VIII (the "Partnership") on Form 10-K for the period ending December 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 31, 2015

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI REALTY INCOME FUND VIII (the "Partnership") on Form 10-K for the period ending December 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 31, 2015